Form 10-Q
period 1996-03-31
AMERICO LIFE INC
filed 1996-05-15
CIK 908139

                                   FORM 10-Q

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended March 31, 1996

                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ---------- to ------------

                      COMMISSION FILE NUMBER 33-64820

                            AMERICO LIFE, INC.
              (Exact name of registrant as specified in its charter)


                                 MISSOURI
          (State of other jurisdiction of incorporation or organization)


                                43-1627599
                      (I.R.S. Employer Identification No.)

                               1055 BROADWAY
                        KANSAS CITY, MISSOURI 64105
                    (Address of principal executive offices)

                              (816) 391-2000
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
                (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]        No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class and Title of          Shares Outstanding
                   Capital Stock            as of May 10, 1996
                   -------------             -----------------
           Common Stock, $1.00 Par Value         10,000

                  AMERICO LIFE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                         (In thousands - unaudited)

                                           March 31,       December 31,
                                              1996             1995
                                          ------------     ------------
ASSETS
Investments:
 Fixed maturities:
 Held to maturity, at amortized cost
  (market: $813,221 and $832,417)          $     827,779    $     808,909
 Available for sale, at market
  (amortized cost: $579,550 and $657,862)        575,139          673,949
 Equity securities, at market
  (cost: $33,925 and $27,989)                     41,909           36,805
 Investment in equity subsidiaries                44,153           49,035
 Mortgage loans on real estate, net              215,078          220,418
 Investment real estate, net                       4,272            4,292
 Policy loans                                    208,768          210,926
 Other invested assets                            10,303           10,300
                                             ------------     ------------
  Total investments                            1,927,401        2,014,634

Cash and cash equivalents                         94,796           58,996
Accrued investment income                         23,307           23,889
Amounts receivable from reinsurers               116,951           97,924
Other receivables                                 11,288           11,442
Deferred policy acquisition costs                 63,292           56,568
Present value of future profits acquired         160,511          163,660
Amounts due from affiliates                          404            7,041
Other assets                                      24,639           25,651
                                             ------------     ------------
           Total assets                      $ 2,422,589      $ 2,459,805

LIABILITIES AND STOCKHOLDER'S EQUITY
Policyholder account balances                $ 1,159,922      $ 1,140,535
Reserves for future policy benefits              680,091          683,899
Unearned policy revenues                          28,666           26,875
Policy and contract claims                        28,360           22,506
Other policyholder funds                          92,800           92,707
Notes payable                                    133,408          133,451
Amounts payable to reinsurers                     34,340           39,761
Deferred income taxes                             38,074           43,033
Due to broker                                      2,033           44,998
Other liabilities                                 42,573           41,277
                                             -----------     ------------
   Total liabilities                           2,240,267        2,269,042

Stockholder's equity:
 Common stock ($1 par value; 30,000 shares
  authorized, 10,000 shares issued
  and outstanding)                                    10               10
 Additional paid-in capital                        3,745            3,745
 Net unrealized investment gains                  34,146           46,204
 Retained earnings                               144,421          140,804
                                             ------------     ------------
   Total stockholder's equity                    182,322          190,763
                                             ------------     ------------
Commitments and contingencies

  Total liabilities and stockholder's equity $ 2,422,589       $ 2,459,805
                                             ============      ============



                   See notes to consolidated financial statements

                  AMERICO LIFE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
            (In thousands, except per share amounts - unaudited)

                                                    Three months
                                                    ended March 31,
                                                   1996         1995
                                                 ---------      ---------


INCOME
 Premiums and policy revenues                    $  41,192      $  33,637
 Net investment income                              43,668         34,736
 Net realized investment losses                       (765)          (630)
 Other income                                          145            107
                                                  ---------      ---------
   Total income                                     84,240         67,850
                                                  ---------      ---------
BENEFITS AND EXPENSES
 Policyholder benefits:
   Death benefits                                   23,430         17,539
   Interest credited on universal life and
     annuity policies                               17,961         14,253
   Other policyholder benefits                      14,245          9,285
   Change in reserves for future policy benefits    (3,475)        (2,384)
 Commissions                                         2,504          1,793
 Amortization expense                                6,867          6,193
 Interest expense                                    3,034          2,313
 Other operating expenses                           13,472         11,705
                                                 ----------     ----------
   Total benefits and expenses                      78,038         60,697
                                                 ----------     ----------

   Income before provision for income taxes          6,202          7,153

Provision for income taxes                           2,085          2,365
                                                 ----------     ----------
   Net income                                    $   4,117      $   4,788
                                                 ==========     ==========

Net income per common share                      $  411.70      $  478.80
                                                 ==========     ==========













                    See notes to consolidated financial statements

                  AMERICO LIFE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands - unaudited)

                                                    Three months
                                                   ended March 31,
                                                   1996        1995
                                                  --------    --------
Cash flows from operating activities
Net income                                       $  4,117     $  4,788
                                                 ---------    ---------

Adjustments to reconcile net income to net cash used by
 operating activities:
 Depreciation and amortization                      7,143        6,741
 Deferred policy acquisition costs                 (4,937)      (5,045)
 Undistributed earnings of equity subsidiaries     (1,118)      (2,258)
 Distribution of earnings from equity subsidiaries  6,000            -
 Amortization of unrealized gains                  (1,835)      (2,206)
 (Increase) decrease in assets:
  Accrued investment income                           582       (1,206)
  Amounts receivable from reinsurers              (19,027)      (2,328)
  Other receivables                                   154           85
  Amounts due from affiliates                       6,637            -
  Other assets, net of amortization expense           652          807
 Increase (decrease) in liabilities:
  Policyholder account balances                    (1,249)      (3,837)
  Reserves for future policy benefits and unearned
    policy revenues                                (2,615)      (1,821)
  Policy and contract claims                        5,854       (3,498)
  Other policyholder funds                             93         (863)
  Amounts payable to reinsurers                    (5,421)      (1,027)
  Provision for deferred income taxes               1,566        1,695
  Amounts due to affiliates                             -           95
  Other liabilities                                 1,296          476
 Net realized losses on investments sold              765          630
 Amortization on bonds and mortgage loans            (257)        (279)
 Other changes                                       (679)        (317)
                                                  ---------    ---------
  Total adjustments                                (6,396)     (14,156)
                                                  ---------    ---------
Net cash used by operating activities              (2,279)      (9,368)
                                                  ---------    ---------
 Cash flows from investing activities
 Purchases of fixed maturity investments          (87,444)     (36,882)
 Purchases of other investments                    (5,973)      (2,277)
 Mortgage loans originated                            (73)           -
 Maturities or redemptions of fixed maturity
  investments                                       9,409       46,070
 Sales of fixed maturity investments:
  Held to maturity                                      -        5,915
  Available for sale                              136,358            -
 Sales of other investments                           446           10
 Repayments from mortgage loans                     6,048        5,669
 Change in due to broker                          (42,965)         282
 Change in policy loans                             2,158        1,058
                                                 ---------    ---------
  Net cash provided by investing activities        17,964       19,845
                                                 ---------    ---------

                                                                   (continued)







                   See notes to consolidated financial statements

                  AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                           (In thousands - unaudited)

                                                         Three months
                                                        ended March 31,
                                                        1996         1995
                                                    ----------  ----------

Cash flows from financing activities

 Receipts credited to policyholder account balances $ 45,033    $ 41,058
 Return of policyholder account balances             (24,397)    (36,952)
 Dividends paid                                         (500)          -
 Repayments of notes payable                             (21)        (22)
                                                    ----------  ----------
  Net cash provided by financing activities            20,115       4,084
                                                    ----------  ----------

Net increase in cash and cash equivalents              35,800      14,561

Cash and cash equivalents at beginning of period       58,996     110,766
                                                    ----------  ----------
Cash and cash equivalents at end of period          $  94,796   $ 125,327
                                                    =========   ==========


















                 See notes to consolidated financial statements

                 AMERICO LIFE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For Three Months Ended March 31, 1996 and 1995
           (In thousands, except per share amounts - unaudited)

  The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. (the Company) December 31, 1995 Form 10-K as filed with the Securities and Exchange Commission.

1. ACCOUNTING POLICIES

   The unaudited consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1995 consolidated financial statements. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results experienced for the full year 1995, nor the results to be expected for the full year 1996.

   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   On January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121).
   SFAS No. 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles, and goodwill related to the assets to be held and used and for long lived assets and certain identifiable intangibles to be disposed of. Implementation of this new accounting standard did not have a material impact on the consolidated financial statements of the Company.

                AMERICO LIFE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For Three Months Ended March 31, 1996 and 1995
           (In thousands, except per share amounts - unaudited)

2. STOCKHOLDER'S EQUITY

   Following are the components of net unrealized investment gains:

                                                               Three Months
                                                                  Ended
                                     March 31,   December 31,   March 31,
                                      1996          1995           1996
                                    -----------  -----------    -----------
  Investment securities:
    Fixed maturities available
     for sale                       $ (4,411)    $ 16,087       $ (20,498)
    Fixed maturities reclassified
     from available for sale to
     held to maturity                 57,650       59,485          (1,835)
    Equity securities                  7,984        8,816            (832)
                                    ---------    ---------       ---------
                                      61,223       84,388         (23,165)

    Effect on other balance sheet
     accounts                        (10,062)     (14,749)          4,687
    Deferred income taxes            (17,015)     (23,435)          6,420
                                    ----------   ----------     ----------
    Net unrealized investment gains $ 34,146     $ 46,204       $ (12,058)
                                    =========   ==========      ==========

    Changes in unrealized gains of investment securities reflect changes in market conditions.

    In March 1996, the Company paid a $500 dividend to Financial Holding Corporation.

3. PRO FORMA FINANCIAL INFORMATION

   The Company acquired all the outstanding common stock of The Victory Life Insurance Company on July 10, 1995. The Company also acquired the insurance business of The Kansas Life Insurance Company through assumption reinsurance. The results of operations of the acquired business is included in the Company's consolidated results of operations from the date of acquisition.

   Summarized unaudited pro forma consolidated financial information of the Company for the three months ended March 31, 1995, assuming the transactions had occurred on January 1, 1995 is as follows:

   Total revenue                            $ 75,186
    Net income                                 4,825
    Net income per common share             $ 482.50

                    AMERICO LIFE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For Three Months Ended March 31, 1996 and 1995
            (In thousands, except per share amounts - unaudited)


4.                              PROPOSED TRANSACTION

  In February 1996, the Company entered into an agreement with Fremont General Corporation to provide administrative services for certain life insurance and annuity policies (24,000 at March 31, 1996) of Fremont Life Insurance Company (Fremont Life). Fremont Life will coinsure substantially all of their insurance business to an unaffiliated company. Great Southern Life Insurance Company will reinsure certain risks on this same business from the unaffiliated company on a modified coinsurance basis. The invested assets related to the reinsured business will be transferred to and owned by the unaffiliated company. At March 31, 1996, the reinsured business, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of approximately $400 million. The administrative and reinsurance agreements are subject to any necessary regulatory approvals and are expected to close in the second quarter of 1996.

                          AMERICO LIFE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

In 1995, the Company entered into two transactions which affect the comparability of the Company's results of operations for the three months ended March 31, 1996 and 1995. In July 1995, the Company acquired all the outstanding common stock of The Victory Life Insurance Company (Victory
Life). The Company also reinsured all the insurance business of The Kansas Life Insurance Company (Kansas Life), the former parent of Victory Life. The insurance business of Victory Life and Kansas Life is collectively referred to as Victory Life in the following discussion. The results of operations of this insurance business are included in the Company's results of operations for the three months ended March 31, 1996.

In October 1995, in connection with administrative and marketing agreements entered into with The Ohio Casualty Insurance Company and The Ohio Life Insurance Company (Ohio Life), an unaffiliated company reinsured 100% of the insurance business of Ohio Life on a coinsurance basis. This unaffiliated company reinsured certain risks on these same liabilities to Great Southern Life Insurance Company (Great Southern) on a modified coinsurance basis.
The invested assets related to this reinsured business are owned by the unaffiliated company. The Company has offset the receivable from the unaffiliated company against its liabilities under the modified coinsurance agreement in the Company's consolidated balance sheet. At March 31, 1996, the insurance business of Ohio Life, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $321.1 million. The effects of this modified coinsurance agreement are included in the Company's results of operations for the three months ended March 31, 1996. This business is referred to as the Ohio block in the following discussion.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1995.

Income before provision for income taxes for the first three months of 1996 was $6.2 million compared to $7.2 million for the same period in 1995. Although the above-referenced transactions had a positive effect on income before income taxes for the three months ended March 31, 1996, overall income before income taxes decreased from the first three months of 1995 to the first three months of 1996 primarily due to i) a decrease in premiums and policy revenues and ii) a decrease in investment income. These items and significant changes in individual income statement components are discussed in more detail below.

PREMIUMS AND POLICY REVENUES

Premiums and policy revenues increased to $41.2 million for the three months ended March 31, 1996 from $33.6 million for the three months ended March 31, 1995. Victory Life and the Ohio block contributed $9.3 million of premiums and policy revenues for the three months ended March 31, 1996. Excluding Victory Life and the Ohio block, premiums and policy revenues decreased $1.7 million. Traditional premiums decreased $0.6 million from the three months ended March 31, 1995 to the three months ended March 31, 1996. The Company writes little new traditional business. Traditional premiums will decrease as the amount of in-force traditional business decreases. Additionally, policy revenues were $0.8 million lower in the three months ended March 31, 1996 compared to the same period in 1995 due to lower surrender charge income in 1996.


NET INVESTMENT INCOME

Net investment income increased $9.0 million from $34.7 million for the three months ended March 31, 1995 to $43.7 million for the three months ended March 31, 1996. Excluding $10.3 million of net investment income from Victory Life and the Ohio block, net investment income decreased $1.3 million from 1995 to 1996, primarily from a decrease in income from equity subsidiaries of $1.1 million.

Excluding the invested assets associated with Victory Life, the Company's average invested assets balance increased approximately $64 million from the first quarter of 1995 to the first quarter of 1996. The increase in investment income resulting from the increase in average invested assets was offset by a decrease in the effective yield on the Company's invested assets.


POLICYHOLDER BENEFITS

Policyholder benefits, excluding $13.5 million of policyholder benefits of Victory Life and the Ohio block, totalled $38.7 million for both the three months ended March 31, 1995 and 1996. Death benefits, excluding Victory Life and the Ohio block, were $2.4 million higher for the three months ended March 31, 1996 compared to the same period in 1995. The $0.8 million increase in death benefits on traditional policies from 1995 to 1996 was offset by the related release of traditional policy reserves. The $1.6 million increase in death benefits on universal life-type policies from 1995 to 1996 was offset by lower other policyholder benefits in 1996 compared to 1995.


OTHER OPERATING EXPENSES

Other operating expenses totalled $13.5 million for the three months ended March 31, 1996 compared to $11.7 million for the same period in 1995. The increase in other operating expenses from 1995 to 1996 primarily resulted from expenses associated with servicing the policies of Victory Life and the Ohio block in 1996.

INTEREST EXPENSE

Interest expense totalled $3.0 million for the three months March 31, 1996, compared to $2.3 million for the same period in 1995. Average outstanding indebtedness was $133.4 million with an average cost of 9.10% for the three months ended March 31, 1996 compared to an average outstanding balance of $100.7 million with an average cost of 9.19% for the same period in 1995. The increase in average outstanding indebtedness from 1995 to 1996 resulted from $32.8 million of notes payable issued in connection with the acquisition of Victory Life in July 1995.


FINANCIAL RESOURCES AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1995 to March 31, 1996 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at March 31, 1996 remained consistent with December 31, 1995. Non-investment grade securities totalled less than 2.0% of the Company's total fixed maturity investments at March 31, 1996. The Company has not made any significant changes to its investment philosophy during 1996.

In February 1996, GSSW Limited Partnership ("GSSW"), a 50%-owned subsidiary, made a cash distribution of $6.0 million to Great Southern.

The Company had net unrealized investment losses of $12.1 million during the first three months of 1996. The change in net unrealized investment gains during this period resulted from increasing market interest rates which decreased the market values of the Company's fixed maturity investment securities. The components of the change during the three months ended March 31, 1996 were (in millions):

 Gross unrealized investment losses                $(23.2)
 Effect on insurance assets and liabilities           4.7
 Deferred income tax effect                           6.4
                                                   -------
                                                   $(12.1)
                                                   =======

PROPOSED TRANSACTION

In February 1996, the Company entered into an administrative agreement with Fremont General Corporation regarding certain life insurance and annuity policies of Fremont Life Insurance Company. See Note 4 to the March 31, 1996 consolidated financial statements contained elsewhere in this Form 10-Q for further discussion.

PART II.  -  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits:

        Incorporated by
        reference from:


2.1(a)   (2)         Stock Purchase Agreement dated as of March 5, 1995 by
                     and among Victory Financial Group, Inc., its wholly-owned subsidiary, The Kansas Life Insurance Company and the
                     Registrant.

2.1(b)   (3)         Letter Agreement dated July 10, 1995 among Registrant
                     and Victory Financial Group, Inc. respecting certain provisions of the Stock Purchase Agreement.

2.1(c)   (3)         Pledge and Escrow Agreement dated July 10, 1995 among
                     the Registrant, Victory Financial Group, Inc. and
                     NationsBank of Texas, N.A.

2.1(d)   (3)         Indemnity Agreement Respecting Mortgages (and other
                     matters) dated July 10, 1995 between Victory
                     Financial Group, Inc. and Registrant.

2.1(e)   (3)         Letter Agreement dated as of July 7, 1995 among
                     Registrant, The Victory Life Insurance Company and
                     Victory Financial Group, Inc. regarding estimated federal income tax deposits.

2.2      (3)         Reinsurance, Transfer and Assumption Agreement dated
                     as of July 5, 1995, between Kansas Life Insurance
                     Company and National Farmers Union Life Insurance
                     Company.

3.1      (1)         Restated Articles of Incorporation, as amended, of
                     the Registrant.

3.2      (1)         Bylaws, as amended, of the Registrant.

10 Master Agreement dated February 26, 1996 among Fremont Life Insurance Company, Fremont General Corp., the Registrant and Great Southern Life Insurance Company, together with the following exhibits thereto: Description of Reinsured Business, Services Agreement, Assumption Reinsurance Agreement (Universal Life), Assumption Reinsurance Agreement (Annuities), Assignment and Assumption Agreement, Automatic Coinsurance Universal Life Reinsurance Agreement, Automatic Coinsurance Annuity Reinsurance Agreement.

27                   Financial Data Schedule

Item 6. (a) continued


         (1) Registrant's Form S-4 (File No. 33-64820) filed June 22,
             1993.

         (2) Registrant's March 31, 1995 Form 10-Q.

         (3) Registrant's Form 8-K dated as of July 10, 1995.


(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                           SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICO LIFE, INC.

                         BY:  /s/  Gary E. Jenkins
                         -----------------------------------------
                         Name:  Gary E. Jenkins
                         Title: Senior Vice President, Chief
                                Financial Officer and Treasurer
                                (Principal Financial Officer and
                                 Principal Accounting Officer)
Date:   May 13, 1996
