Form 10-Q
period 1996-06-30
AMERICO LIFE INC
filed 1996-08-14
CIK 908139

FORM 10-Q

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1996

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

                           Yes [X]        No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class and Title of          Shares Outstanding
                   Capital Stock           as of August 12, 1996
                   -------------             -----------------
           Common Stock, $1.00 Par Value           10,000

                   AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                         (In Thousands - unaudited)

                                               June 30,  December 31,
                                                 1996       1995
                                               ________  ___________
ASSETS
Investments:
 Fixed maturities:
  Held to maturity, at amortized cost
   (market: $ 796,167 and $832,417)           $  826,711  $ 808,909
  Available for sale, at market
   (amortized cost: $549,441 and $657,862)       539,447    673,949
 Equity securities, at market (cost: $22,005
    and $27,989)                                  33,299     36,805
 Investment in equity subsidiaries                46,128     49,035
 Mortgage loans on real estate, net              209,578    220,418
 Investment real estate, net                       4,266      4,292
 Policy loans                                    208,181    210,926
 Other invested assets                            10,470     10,300
                                              __________  _________
   Total investments                           1,878,080  2,014,634

Cash and cash equivalents                        126,549     58,996
Accrued investment income                         22,840     23,889
Amounts receivable from reinsurers               128,231     97,924
Other receivables                                 35,272     11,442
Deferred policy acquisition costs                 67,731     56,568
Present value of future profits acquired         156,624    163,660
Amounts due from affiliates                        1,443      7,041
Other assets                                      25,010     25,651
                                              __________  __________
   Total assets                               $2,441,780  $2,459,805
                                              ==========  ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Policyholder account balances                 $1,184,526  $1,140,535
Reserves for future policy benefits              675,925     683,899
Unearned policy revenues                          29,821      26,875
Policy and contract claims                        29,204      22,506
Other policyholder funds                          85,783      92,707
Notes payable                                    133,322     133,451
Amounts payable to reinsurers                     34,212      39,761
Deferred income taxes                             37,855      43,033
Amounts due to affiliates                            137           -
Due to brokers                                     2,965      44,998
Other liabilities                                 43,673      41,277
                                              __________  __________
   Total liabilities                           2,257,423   2,269,042

Stockholder's equity:
  Common stock ($1 par value; 30,000 shares authorized,
   10,000 shares issued and outstanding)              10         10
  Additional paid-in capital                       3,745      3,745
  Net unrealized investment gains                 33,655     46,204
  Retained earnings                              146,947    140,804
                                              __________ __________
   Total stockholder's equity                    184,357    190,763
                                              __________ __________
Commitments and contingencies

   Total liabilities and stockholder's equity $2,441,780 $2,459,805
                                              ========== ==========

                 See notes to consolidated financial statements

                   AMERICO LIFE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
          (In Thousands, except per share amounts - unaudited)


                                    Three Months            Six Months
                                   ended June 30,          ended June 30,
                                   _____________           ______________

                                   1996       1995        1996       1995
                                   ____       ____        ____       ____

INCOME
 Premiums and policy revenues   $  39,163  $  32,032   $  80,355  $  65,669
 Net investment income             42,991     35,324      86,659     70,060
 Net realized investment losses      (494)       (33)     (1,259)      (663)
 Other income                         304         23         449        130
                                _________  _________   _________  _________
  Total income                     81,964     67,346     166,204    135,196
                                _________  _________   _________  _________

BENEFITS AND EXPENSES
 Policyholder benefits:
  Death benefits                   24,113     15,938      47,543     33,477
  Interest credited on universal
    life and annuity products      17,771     13,362      35,732     27,615
  Other policyholder benefits      12,763      7,834      27,008     17,119
  Change in reserves for
   future policy benefits          (4,613)    (1,919)     (8,088)    (4,303)
 Commissions                        3,316      2,585       5,820      4,378
 Amortization expense               6,484      5,846      13,352     12,039
 Interest expense                   3,014      2,313       6,048      4,626
 Other operating expenses          14,518     11,035      27,989     22,740
                                _________  _________   _________  _________
  Total benefits and expenses      77,366     56,994     155,404    117,691
                                _________  _________   _________  _________

  Income before provision for
   income taxes                     4,598     10,352      10,800     17,505

Provision for income taxes          1,572      3,934       3,657      6,299
                                _________  _________   _________  _________

  Net income                    $   3,026  $   6,418   $   7,143  $  11,206
                                =========  =========   =========  =========

Net income per common share     $  302.60  $  641.80   $  714.30  $1,120.60
                                =========  =========   =========  =========

               See notes to consolidated financial statements

                    AMERICO LIFE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands - unaudited)

                                                       Six months
                                                     ended June 30,
                                                 ____________________

                                                    1996      1995
                                                 ________    _________

Cash flows from operating activities
Net income                                      $  7,143    $ 11,206
                                                 ________    ________

Adjustments to reconcile net income to
 net cash used by operating activities:
 Depreciation and amortization                    14,787      12,952
 Deferred policy acquisition costs                (9,659)     (9,742)
 Undistributed earnings of equity subsidiaries    (3,068)     (5,074)
 Distribution of earnings from equity subsidiary   6,000           -
 Amortization of unrealized gains                 (2,417)     (4,694)
 (Increase) decrease in assets:
  Accrued investment income                        1,048      (1,518)
  Amounts receivable from reinsurers             (30,307)    (11,327)
  Other receivables                              (23,830)    (20,672)
  Other assets, net of depreciation
   and amortization                                  394       2,052
 Increase (decrease) in liabilities:
  Policyholder account balances                     (405)     (7,554)
  Reserves for future policy benefits
   and unearned policy revenues                   (5,632)     17,626
  Policy and contract claims                       6,698      (1,520)
  Other policyholder funds                        (6,924)       (119)
  Amounts payable to reinsurers                   (5,549)     (1,025)
  Federal income taxes payable                         -         800
  Provision for deferred income taxes              1,860       2,217
  Amounts due to affiliates                        5,734        (598)
  Other liabilities                                2,397      (1,383)
 Net realized losses on investments sold           1,259         663
 Amortization on bonds and mortgage loans            135         439
 Other changes                                    (2,331)     (1,220)
                                                 ________    ________
  Total adjustments                              (49,810)    (29,697)
                                                 ________    ________
Net cash used by operating activities            (42,667)    (18,491)
                                                 ________    ________

Cash flows from investing activities
 Purchases of fixed maturity investments         (85,849)    (79,331)
 Purchases of other investments                   (9,233)    (10,221)
 Maturities or redemptions of fixed
   maturity investments                           12,807      36,529
 Sales of fixed maturity investments:
  Held to maturity                                     -       5,915
  Available for sale                             160,582      30,501
 Sales of other investments                       16,302         536
 Mortgage loans originated                          (337)     (9,874)
 Repayments from mortgage loans                   12,110      10,555
 Change in due to brokers                        (42,034)        963
 Change in policy loans                            2,745      (2,215)
                                                 ________   ________
  Net cash provided (used) by investing
   activities                                     67,093     (16,642)
                                                 ________   ________

                                                          (continued)

               See notes to consolidated financial statements

                    AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D)
                          (In Thousands - unaudited)


                                                        Six months
                                                      ended June 30,
                                                      ______________

                                                    1996         1995
                                                    ____         ____

Cash flows from financing activities
 Receipts on universal life-type and annuity
  policies credited to policyholder
  account balances                              $  96,004    $  81,576
 Return of policyholder account balances on
  universal life-type and annuity policies        (51,608)     (61,844)
 Repayments of notes payable                         (269)         (18)
 Dividends paid                                    (1,000)      (1,000)
                                                 _________   __________
  Net cash provided by financing activities        43,127       18,714
                                                 _________   __________

Net increase (decrease) in cash and
  cash equivalents                                 67,553      (16,419)

Cash and cash equivalents at beginning
  of period                                        58,996      110,766
                                                _________   __________
Cash and cash equivalents at end of period      $ 126,549   $   94,347
                                                =========   ==========

               See notes to consolidated financial statements

                   AMERICO LIFE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For Six Months Ended June 30, 1996 and 1995
            (In Thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1995 Form 10-K as filed with the Securities and Exchange Commission.

1. ACCOUNTING POLICIES

   The unaudited consolidated financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1995 consolidated financial statements. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results experienced for the full year 1995, nor the results to be expected for the full year 1996.

   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Certain amounts were reclassified in the June 30, 1995 financial statements to conform to the 1996 presentation.

   On January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill related to the assets to be held and used and for long lived assets and certain identifiable intangibles to be disposed of. Implementation of this new accounting standard did not have a material impact on the consolidated financial statements of the Company.

2. STOCKHOLDER'S EQUITY

   Following are the components of net unrealized investment gains:

                                                                    Change in
                                                                    Six Months
                                                                       Ended
                                          June 30,    December 31,   June 30,
                                            1996         1995          1996
                                         _________    ____________   ________
   Investment securities:
     Fixed maturities available for sale $ (9,994)    $ 16,087      $ (26,081)
     Fixed maturities reclassified from
      available for sale to held to
       maturity                            57,065       59,485         (2,420)
     Equity securities                     11,294        8,816          2,478
                                         ________     _________      ________
                                           58,365       84,388        (26,023)
   Effect on other balance sheet
    accounts:
     Net effect on other balance sheet
        accounts                          (7,978)      (14,749)         6,771
     Deferred income taxes               (16,732)      (23,435)         6,703
                                        _________     _________     _________
     Net unrealized investment gains   $  33,655     $  46,204     $  (12,549)
                                       ==========    ==========    ===========


                     AMERICO LIFE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For Six Months Ended June 30, 1996 and 1995
             (In Thousands, except per share amounts - unaudited)


   Changes in unrealized gains or losses of investment securities reflect changes in market conditions.

   During the six months ended June 30, 1996, the Company paid dividends to Financial Holding Corporation (FHC) totalling $1,000.

3. PRO FORMA FINANCIAL INFORMATION

   The Company acquired all the outstanding common stock of The Victory Life Insurance Company on July 10, 1995. The Company also acquired the insurance business of The Kansas Life Insurance Company through assumption reinsurance. The results of operations of the acquired business is included in the Company's consolidated results of operations from the date of the acquisition.

   Summarized unaudited pro forma consolidated financial information of the Company for the six months ended June 30, 1995, assuming the transactions had occurred on January 1, 1995 is as follows:

   Total revenue                           $  149,867
   Net income                                  11,280
   Net income per common share             $ 1,128.00


4. SUBSEQUENT EVENT

   In February 1996, the Company entered into an agreement with Fremont General Corporation to provide administrative services for certain life insurance and annuity policies (28,000 at June 30, 1996) of Fremont Life Insurance Company (Fremont Life). On July 2, 1996, the Company entered into several agreements with Fremont Life and a third-party reinsurer ("the Reinsurer"). One of the agreements resulted in Fremont Life reinsuring certain of its insurance liabilities to the Reinsurer on a coinsurance basis. Fremont Life transferred approximately $352,000 of insurance liabilities and an equal amount of assets to the Reinsurer and received a ceding commission of $36,870. The Reinsurer entered into a modified coinsurance agreement to reinsure certain risks on the same insurance policies to Great Southern Life Insurance Company (Great Southern). The modified coinsurance agreement provides that the assets and insurance liabilities related to the reinsured policies are to be retained by the Reinsurer.

   The Reinsurer will receive all statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. Upon termination of the modified coinsurance agreement, Great Southern is required to reimburse the Reinsurer for the amount of the unrecovered ceding commission. The Company will account for its obligations under the modified coinsurance agreement by recording a liability to the Reinsurer for the present value of the payments projected to be paid to the Reinsurer. The Company will record a receivable from the Reinsurer equal to the statutory liabilities held by the Reinsurer. The Company will net the receivable from the Reinsurer against its liability to the Reinsurer and will present a net liability on its balance sheet. The Company will record a present value of future profits acquired asset equal to its net liability at the inception of the agreement.

   Great Southern also entered into reinsurance agreements with Fremont Life to reinsure certain of these insurance and annuity policies on an assumption basis. The policies will be assumed by Great Southern subject to the coinsurance agreement in place between Fremont Life and the Reinsurer. Great Southern will record the direct insurance liabilities and a related reinsurance recoverable from the Reinsurer upon completion of the assumption reinsurance transaction. The Company expects to complete the assumption of the policies, subject to necessary insurance department and policyholder approvals and certain other conditions, before the end of 1996.

                       AMERICO LIFE, INC AND SUBSIDIARIES
                   NOTES TO CONOLIDATED FINANCIAL STATEMENTS
                  For Six Months Ended June 30, 1996 and 1995
             (In Thousands, except per share amounts - unaudited)

5.  CONTINGENCIES

    Great Southern is a defendant in a purported class action lawsuit brought on May 13, 1996, in the 18th Judicial District Court (Parish of Pointe Coupee) of the State of Louisiana, by two policyholders, Sharon K. Self and Johnnie W. Self, claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. The Company intends to defend the suit vigorously, and has removed the lawsuit to the United States District Court for the Middle District of Louisiana, on the basis that a co-defendant insurance agent was fraudulently joined for the purpose of defeating federal jurisdiction. Plaintiffs have filed a motion to remand the suit to Louisiana state court, alleging that the removal to federal court was improper. This motion is pending at this time. The petition alleges that plaintiffs and other Louisiana policyholders were promised that policies would be completely paid-up within a certain number of years or payments, and were misled by inaccurate illustrations and other alledged misrepresentations and wrongful conduct. The plaintiffs seek certification of a class of all Louisiana residents who purchased or were named beneficiaries of the Company's whole and/or univeral life policies subsequent to 1981. The Company denies the allegations, including the existence of a legitimate class, and believes that the allegations are without merit. The suit is in its early procedural stages.

    The amount of any liability that may arise as a result of this suit, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.


                              AMERICO LIFE, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In 1995, the Company entered into two transactions which affect the comparability of the Company's results of operations for the three and six months ended June 30,1996 and 1995. In July 1995, the Company acquired all the outstanding common stock of The Victory Life Insurance Company (Victory
Life). The Company also reinsured all the insurance business of The Kansas Life Insurance Company (Kansas Life), the former parent of Victory Life. The insurance business of Victory Life and Kansas Life is collectively referred to as Victory Life in the following discussion. The results of operations of this insurance business are included in the Company's results of operations for the three and six months ended June 30, 1996.

In October 1995, in connection with administrative and marketing agreements entered into with The Ohio Casualty Insurance Company and The Ohio Life Insurance Company (Ohio Life), an unaffiliated company ("the Reinsurer") reinsured 100% of the insurance business of Ohio Life on a coinsurance basis. The Reinsurer reinsured certain risks on these same liabilities to Great Southern Life Insurance Company (Great Southern), a wholly-owned subsidiary of the Company, on a modified coinsurance basis. The invested assets related to this business are owned by the Reinsurer. The Company has offset the receivable from the Reinsurer against its libilities under the modified coinsurance agreement in the Company's consolidated balance sheet. At June 30, 1996, the insurance business of Ohio Life, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $314.6 million. The effects of this modified coinsurance agreement are included in the Company's results of operations for the three and six months ended June 30, 1996.
This business is referred to as the Ohio block in the following discussion.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Income before provision for income taxes for the first six months of 1996 was $10.8 million compared to $17.5 million for the same period in 1995.
Although the above referenced transactions had a positive effect on income before income taxes for the six months ended June 30, 1996, income before income taxes decreased from the first six months of 1995 primarily due to (i) a decrease in investment income (ii) an increase in death benefits (iii) an increase in interest expense and (iv) an increase in other operating expenses. These items and significant changes in individual income statement components are discussed in more detail below.

PREMIUMS AND POLICY REVENUES

Premiums and policy revenues increased to $80.4 million for the six months ended June 30, 1996 from $65.7 million for the six months ended June 30, 1995.
Victory life and the Ohio block contributed $16.7 million of premiums and policy revenues for the six months ended June 30, 1996. Excluding Victory Life and the Ohio block, premiums and policy revenues decreased $2.1 million. Traditional premiums decreased $1.2 million from the six months ended June 30, 1995 to the six months ended June 30, 1996. Traditional life premiums will continue to decrease as the Company currently writes little new traditional business. Additionally, policy revenues were $0.9 million lower in the six months ended June 30, 1996 compared to the same period in 1995 due to lower surrender charge income in 1996.

NET INVESTMENT INCOME

Net investment income increased $16.6 million for the six months ended June 30, 1996 from the six months ended June 30, 1995. Excluding $20.2 million of net investment income from Victory Life and the Ohio block, net investment income decreased $3.6 million from 1995 to 1996. The primary reasons for the decrease in net investment income are i) a decrease in income on fixed maturity securities due to changes in expected prepayment rates, and ii) a decrease in income from equity subsidiaries of $1.9 million.

Management continually evaluates the expected prepayments of the mortgage-backed securities ("MBS") portfolio to more accurately reflect expected paydowns on the securities as market interest rates change. During the six months ended June 30, 1996, expected prepayments of the portfolio were slowed down as interest rates increased. During the six months ended June 30, 1995, expected prepayments of the portfolio were accelerated as interest rates had declined. As a result of changes in expected prepayments, amortization of premiums and accretion of discounts were reduced in 1996 and accelerated in 1995. These changes resulted in a decrease in investment income of $0.5 million in 1996 and an increase in investment income of $1.4 million in 1995.

POLICYHOLDER BENEFITS

Policyholder benefits, excluding $25.8 million of policyholder benefits of Victory Life and the Ohio block, increased $2.5 million from the six months ended June 30,1995 to the six months ended June 30, 1996. Death benefits, excluding Victory Life and the Ohio block, were $6.6 million higher for the six months ended June 30, 1996 compared to the same period in 1995. Death benefits on universal life-type policies increased $6.8 million from 1995 to 1996. This increase was partially offset by a $0.2 million decrease in traditional life death benefits.

OTHER OPERATING EXPENSES

Other operating expenses totalled $28.0 million for the six months ended June 30, 1996 compared to $22.7 million for the same period in 1995. The increase in other operating expenses from 1995 to 1996 primarily resulted from expenses associated with servicing the policies of Victory Life and the Ohio block in 1996. Other operating expenses also increased due to costs associated with the Company's marketing efforts in markets new to the Company.


INTEREST EXPENSE

Interest expense totalled $6.0 million for the six months ended June 30, 1996 compared to $4.6 million for the same period in 1995. Average outstanding indebtness was $133.4 million with an average cost of 9.10% for the six months ended June 30, 1996 compared to an average outstanding balance of $100.7 million with an average cost of 9.19% for the same period in 1995. The increase in average outstanding indebtedness from 1995 to 1996 resulted from $32.8 million of notes payable issued in connection with the acquisition of Victory Life in July 1995. The remaining principal outstanding on these notes payable at June 30, 1996, was $32.7 million.


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Income before provision for income taxes for the three months ended June 30, 1996 was $4.6 million compared to $10.3 million for the same period in 1995. Although the Victory Life and Ohio block transactions had a positive effect on income before income taxes for the three months ended June 30, 1996, income before income taxes decreased from the three months ended June 30, 1995 primarily due to (i) a decrease in investment income (ii) an increase in death benefits and (iii) an increase in interest expense and (iv) an increase in other operating expenses. These items and significant changes in individual income statement components are discussed in more detail below.

PREMIUMS AND POLICY REVENUES

Premiums and policy revenues increased to $39.1 million for the three months ended June 30, 1996 from $32.0 million for the three months ended June 30, 1995. Victory Life and the Ohio block contributed $7.4 million of premiums and policy revenues for the three months ended June 30, 1996. Excluding Victory Life and the Ohio block, premiums and policy revenues decreased $0.3 million. Traditional premiums decreased $0.6 million from the three months ended June 30, 1995 to the three months ended June 30, 1996. The decrease in traditional premiums was offset however by an increase in policy revenues of $0.3 million.

NET INVESTMENT INCOME

Net investment income increased $7.6 million for the three months ended June 30, 1996 from the three months ended June 30, 1995. Excluding $9.9 million of net investment income from Victory Life and the Ohio block, net investment income decreased $2.3 million from 1995 to 1996. The primary reasons for the decrease in net investment income are (i) a decrease in income on fixed maturity securities due to changes in expected prepayment rates, and (ii) a decrease in income from equity subsidiaries of $0.8 million.

Consistent with the six months ended June 30, 1996 and 1995, changes in expected prepayments rates of the MBS portfolio decreased investment income $0.5 million for the three months ended June 30, 1996 and increased investment income $1.0 million for the three months ended June 30, 1995.

POLICYHOLDER BENEFITS

Policyholder benefits, excluding $12.2 million of policyholder benefits of Victory Life and the Ohio block, increased $2.6 million from the three months ended June 30, 1995 to the three months ended June 30, 1996. Death benefits, excluding Victory Life and the Ohio block, were $4.2 million higher for the three months ended June 30, 1996 compared to the same period in 1995. Death benefits on universal life-type policies increased $5.2 million from 1995 to 1996, partially offset by a $1.0 million decrease in death benefits on traditional policies.


OTHER OPERATING EXPENSES

Other operating expenses totalled $14.5 million for the three months ended June 30, 1996 compared to $11.0 million for the same period in 1995. The increase in other operating expenses from 1995 to 1996 primarily resulted from expenses associated with servicing the policies of Victory Life and the Ohio block in 1996. Other operating expenses also increased due to costs associated with the Company's marketing efforts in markets new to the Company.


INTEREST EXPENSE

Interest expense totalled $3.0 million for the three months ended June 30, 1996 compared to $2.3 million for the same period in 1995. Average outstanding indebtness was $133.4 million with an average cost of 9.04% for the three months ended June 30, 1996 compared to an average outstanding balance of $100.7 million with an average cost of 9.19% for the same period in 1995. The increase in average outstanding indebtedness from 1995 to 1996 resulted from $32.8 million of notes payable issued in connection with the acquisition of Victory Life in July 1995.

FINANCIAL RESOURCES AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1995 to June 30, 1996 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at June 30, 1996 remained consistent with December 31, 1995. Non-investment grade securities totalled less than 2.0% of the Company's total fixed maturity investments at June 30, 1996. The Company has not made any significant changes to its investment philosophy during 1996. Cash and cash equivalents increased from $59.0 million at December 31, 1995 to $126.5 million at June 30, 1996, primarily resulting from the reinvestment of repayments from fixed maturity securities into short-term investments.

In February 1996, GSSW Limited Partnership ("GSSW"), a 50%-owned subsidiary, made a cash distribution of $6.0 million to Great Southern.

The Company had net unrealized investment losses of $12.5 million during the first six months of 1996. The net unrealized investment losses during this period resulted from increasing interest rates which decreased the market values of fixed maturity investment securities. The components of the change during the six months ended June 30, 1996 are (in millions):


    Gross unrealized investment gains               $(26.0)
    Effect on insurance assets and liabilities         6.8
    Deferred income tax effect                         6.7
                                                    _______
                                                    $(12.5)
                                                    =======

Great Southern is a defendant in a purported class action lawsuit brought by two policyholders claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. The petition alleges that plaintiffs and other Louisiana policyholders were promised that policies would be completely paid-up within a certain number of years or payments, and were misled by inaccurate illustrations and other alleged misrepresentations and wrongful conduct. For a further discussion of this matter, see Note 5 to the June 30, 1996 consolidated financial statements contained elsewhere in this Form 10-Q.

SUBSEQUENT EVENT

On July 2, 1996, the Company entered into several agreements under which the Company will administer and assume certain risks of life insurance and annuity policies of Fremont Life Insurance Company. The reinsurance and related agreements are not expected to have a material impact on the Company's financial resources or liquidity. See Note 4 to the June 30, 1996 consolidated financial statements contained elsewhere in this Form 10-Q for a further discussion of this transaction.


PART II.  -  OTHER INFORMATION

ITEM 1. Legal Proceedings

Great Southern is a defendant in a purported class action lawsuit brought on May 13, 1996, in the 18th Judicial District Court (Parish of Pointe Coupee) of the State of Louisiana, by two policyholders, Sharon K. Self and Johnnie W. Self, claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. The Company intends to defend the suit vigorously, and has removed the lawsuit to the United States District Court of the Middle District of Louisiana, on the basis that a co-defendant insurance agent was fraudulently joined for the purpose of defeating federal jurisdiction. Plaintiffs have filed a motion to remand the suit to Louisiana state court, alleging that the removal to federal court was improper. This motion is pending at this time. The petition alleges that plaintiffs and other Louisiana policyholders were promised that policies would be completely paid-up within a certain number of years or payments, and were misled by inaccurate illustrations and other alledged misrepresentations and wrongful conduct. The plaintiffs seek certification of a class of all Louisiana residents who purchased or were named beneficiaries of the Company's whole and/or universal life policies subsequent to 1981. The Company denies the allegations, including the existence of a legitimate class, and believes that the allegations are without merit.

ITEM 6. Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Incorporated by
     reference from:


2.1(a)    (2)        Stock Purchase Agreement dated as of March 5, 1995 by
                     and among Victory Financial Group, Inc., its wholly-owned subsidiary, The Kansas Life Insurance Company and the Registrant.

2.1(b)    (3)        Letter Agreement dated July 10, 1995 among Registrant
                     and Victory Financial Group, Inc. respecting certain provisions of the Stock Purchase Agreement.

2.1(c)    (3)        Pledge and Escrow Agreement dated July 10, 1995 among
                     the Registrant, Victory Financial Group, Inc. and
                     NationsBank of Texas, N.A.

2.1(d)    (3)        Indemnity Agreement Respecting Mortgages (and other
                     matters) dated July 10, 1995 between Victory Financial
                     Group, Inc. and Registrant.

2.1(e)    (3)        Letter Agreement dated as of July 7, 1995 among
                     Registrant, The Victory Life Insurance Company and
                     Victory Financial Group, Inc. regarding estimated federal income tax deposits.

2.2       (3)        Reinsurance, Transfer and Assumption Agreement dated as
                     of July 5, 1995, between Kansas Life Insurance Company and National Farmers Union Life Insurance Company.

3.1       (1)        Restated Articles of Incorporation, as amended, of the
                     Registrant.

3.2       (1)        Bylaws, as amended, of the Registrant.

10.1(a)   (4)        Master Agreement dated February 26, 1996 among Fremont
                     Life Insurance Company, Fremont General Corp., the
                     Registrant and Great Southern Life Insurance Company.

10.1(b) First Amendment to Master Agreement dated as of July 1, 1996, among Fremont Life Insurance Company, Fremont General Corp., Registrant and Great Southern Life Insurance Company.

10.1(c) Letter Agreement dated as of July 1, 1996, among Fremont General Corp., Fremont Life Insurance Company, Registrant and Great Southern Life Insurance Company.

10.1(d) Services Agreement dated as of July 1, 1996, between Registrant and Fremont Life Insurance Company.

10.1(e) Assumption Reinsurance and Coinsurance Agreement (Universal Life) dated as of July 1, 1996, between Fremont Life Insurance Company and Great Southern Life Insurance Company.

10.1(f) Assumption Reinsurance and Coinsurance Agreement (Annuities) dated as of July 1, 1996, between Fremont Life Insurance Company and Great Southern Life Insurance Company.

10.1(g) Assignment and Assumption Agreement dated as of July 1, 1996, between Fremont Life Insurance Company and Great Southern Life Insurance Company.

10.1(h) Automatic Coinsurance Universal Life Reinsurance Agreement dated as of December 31, 1995, between Fremont Life Insurance Company and Employers
                     Reassurance Corporation.

10.1(i)              Amendment No. 1 to the Automatic Coinsurance Universal
                     Life Reinsurance Agreement dated as of December 31,
                     1995, between Employers Reassurance Corporation and Fremont Life Insurance Company.

10.1(j) Automatic Coinsurance Annuity Reinsurance Agreement dated as of January 1 1996, between Employers Reassurance Corporation and Fremont Life Insurance Company.

10.1(k) Amendment No. 1 to the Automatic Coinsurance Annuity Reinsurance Agreement dated as of January 1, 1996, between Employers Reassurance Corporation and Fremont Life Insurance Company.

10.1(l) Escrow Agreement dated as of July 1, 1996, among Commerce Bank, Employers Reassurance Corporation and Great Southern Life Insurance Company.

10.1(m) Modified Coinsurance Annuity Retrocession Agreement dated as of January 1, 1996, between Employers Reassurance Corporation and Great Southern Life Insurance Company.

10.1(n) Modified Coinsurance Universal Life and Annuity Retrocession Agreement dated as of December 31, 1995, between Employers Reassurance Corporation and Great Southern Life Insurance Company.

10.1(o) Amendment No. 1 to the Investment Management Agreement dated as of December 31, 1995, between Registrant and Employers Reassurance Corporation.

27                   Financial Data Schedule
______________________________

 (1) Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993.

 (2) Registrant's March 31, 1995 Form 10-Q.

 (3) Registrant's Form 8-K dated as of July 10, 1995.

 (4) Registrant's March 31, 1996 Form 10-Q

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMERICO LIFE, INC.



                          BY:  /s/  Gary E. Jenkins
                              _______________________________
                          Name:  Gary E. Jenkins
                          Title: Senior Vice President, Chief
                                 Financial Officer and Treasurer
                                 (Principal Financial Officer and
                                  Principal Accounting Officer)


Date:  August 13, 1996