Form 10-Q
period 1996-09-30
AMERICO LIFE INC
filed 1996-11-14
CIK 908139

                                        FORM 10-Q

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1996

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

                Class and Title of          Shares Outstanding
                   Capital Stock          as of November 12, 1996
            Common Stock, $1.00 Par Value           10,000

                    AMERICO LIFE, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                        (In Thousands - unaudited)

                                              September 30,     December 31,
                                                  1996              1995


ASSETS
Investments:
 Fixed maturities:
  Held to maturity, at amortized cost
   (market: $800,807 and $832,417)            $ 829,933      $  808,909
  Available for sale, at market
   (amortized cost: $615,483 and $657,862)      606,414         673,949
 Equity securities, at market
    (cost: $26,184 and $27,989)                  36,537          36,805
 Investment in equity subsidiaries               46,846          49,035
 Mortgage loans on real estate, net             199,073         220,418
 Investment real estate, net                      4,205           4,292
 Policy loans                                   205,123         210,926
 Other invested assets                           13,077          10,300
    Total investments                         1,941,208       2,014,634

Cash and cash equivalents                        88,920          58,996
Accrued investment income                        24,257          23,889
Amounts receivable from reinsurers              142,210          97,924
Other receivables                                16,038          11,442
Deferred policy acquisition costs                70,024          56,568
Present value of future profits acquired        181,499         163,660
Amounts due from affiliates                       2,146           7,041
Other assets                                     26,827          25,651
    Total assets                           $  2,493,129      $2,459,805

LIABILITIES AND STOCKHOLDER'S EQUITY
Policyholder account balances              $  1,203,188      $1,140,535
Reserves for future policy benefits             676,146         683,899
Unearned policy revenues                         30,496          26,875
Policy and contract claims                       30,065          22,506
Other policyholder funds                         85,192          92,707
Notes payable                                   133,370         133,451
Amounts payable to reinsurers                    61,365          39,761
Deferred income taxes                            40,455          43,033
Due to brokers                                    4,189          44,998
Other liabilities                                40,664          41,277
    Total liabilities                         2,305,130       2,269,042

Stockholder's equity:
  Common stock ($1 par value; 30,000 shares
   authorized, 10,000 shares issued and
   outstanding)                                      10              10
  Additional paid-in capital                      3,745           3,745
  Net unrealized investment gains                32,504          46,204
  Retained earnings                             151,740         140,804
    Total stockholder's equity                  187,999         190,763

Commitments and contingencies

    Total liabilities and stockholder's
      equity                              $   2,493,129      $2,459,805








                See notes to consolidated financial statements

                    AMERICO LIFE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
            (In Thousands, except per share amounts - unaudited)

                                      Three Months          Nine Months
                                   ended September 30,   ended September 30,
                                     1996       1995       1996      1995

INCOME
  Premiums and policy revenues    $ 42,394   $ 34,829   $122,749  $ 100,498
  Net investment income             49,401     39,205    136,060    109,265
  Net realized investment
   gains (losses)                      822       (111)      (437)      (774)
  Other income                         455          7        904        137
    Total income                    93,072     73,930    259,276    209,126

BENEFITS AND EXPENSES
  Policyholder benefits:
    Death benefits                  22,752     19,186     70,295     52,663
    Interest credited on universal
      life and annuity products     24,043     14,214     59,775     41,829
    Other policyholder benefits     14,282     12,488     41,290     29,607
    Change in reserves for future
     policy benefits                (4,501)    (1,646)   (12,589)    (5,949)
  Commissions                        4,359      2,481     10,179      6,859
  Amortization expense               8,299      5,768     21,651     17,807
  Interest expense                   3,062      2,948      9,110      7,574
  Other operating expenses          12,718     10,914     40,707     33,654
    Total benefits and expenses     85,014     66,353    240,418    184,044

    Income before provision for
     income taxes                    8,058      7,577     18,858     25,082

Provision for income taxes           2,766      2,499      6,423      8,798

    Net income                    $  5,292   $  5,078   $ 12,435  $  16,284

Net income per common share       $ 529.20   $ 507.80   $1,243.50 $1,628.40

























                See notes to consolidated financial statements

                    AMERICO LIFE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In Thousands - unaudited)

                                                        Nine months
                                                    ended September 30,
                                                     1996         1995

Cash flows from operating activities
Net income                                     $    12,435     $   16,284

Adjustments to reconcile net income to net
 cash used by operating activities:
 Depreciation and amortization                      24,071         18,983
 Deferred policy acquisition costs                 (14,743)       (13,802)
 Undistributed earnings of equity subsidiaries      (3,812)        (8,581)
 Distribution of earnings from equity subsidiary     6,000              -
 Amortization of unrealized gains                   (4,337)        (5,585)
 (Increase) decrease in assets:
  Accrued investment income                           (368)           (52)
  Amounts receivable from reinsurers               (44,286)       (23,481)
  Other receivables                                 (4,596)        (1,983)
  Other assets, net of depreciation and
   amortization                                       (583)        (1,262)
 Increase (decrease) in liabilities:
  Policyholder account balances                     (4,347)        (5,032)
  Reserves for future policy benefits and
   unearned policy revenues                         (1,644)       (10,893)
  Policy and contract claims                         7,559         (1,516)
  Other policyholder funds                          (7,515)        (1,501)
  Amounts payable to reinsurers                     (8,778)          (553)
  Federal income taxes payable                           -         (4,459)
  Provision for deferred income taxes                4,874         (7,025)
  Amounts due to affiliates                          4,895         (1,887)
  Other liabilities                                   (612)         7,509
 Net realized losses on investments sold               437            774
 Amortization on bonds and mortgage loans            1,093            243
 Other changes                                      (3,894)        (1,420)
  Total adjustments                                (50,586)       (61,523)
Net cash used by operating activities              (38,151)       (45,239)

Cash flows from investing activities
 Purchases of fixed maturity investments          (181,465)      (289,771)
 Purchases of other investments                    (17,409)       (27,343)
 Mortgage loans originated                          (1,254)       (10,714)
 Maturities or redemptions of fixed
   maturity investments                             16,812         65,425
 Sales of fixed maturity investments:
  Held to maturity                                       -          5,915
  Available for sale                               181,684        200,733
 Sales of other investments                         17,437          2,558
 Payment for subsidiary acquired, net of
  cash acquired                                          -        (22,966)
 Amount received from reinsurance transaction            -         20,854
 Repayments from mortgage loans                     24,767         16,263
 Change in due to brokers                          (40,809)             -
 Change in policy loans                              5,803            396
  Net cash provided (used) by investing
   activities                                        5,566        (38,650)

                                                               (continued)






                See notes to consolidated financial statements

                     AMERICO LIFE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                          (In Thousands - unaudited)

                                                           Nine months
                                                       ended September 30,
                                                         1996       1995

Cash flows from financing activities
 Receipts on universal life-type and annuity
  policies credited to policyholder account
   balances                                         $ 140,026    $ 122,505
 Return of policyholder account balances on
  universal life-type and annuity policies            (75,728)     (82,006)
 Notes payable issued                                       -       21,000
 Repayments of notes payable                             (289)         (41)
 Dividends paid                                        (1,500)      (2,000)
  Net cash provided by financing activities            62,509       59,458

Net increase (decrease) in cash and cash equivalents   29,924      (24,431)

Cash and cash equivalents at beginning of period       58,996      110,766
Cash and cash equivalents at end of period          $  88,920    $  86,335



Supplemental schedule of non-cash investing and financing
 activities
 Acquisition of subsidiary:
   Fair value of assets acquired, net of cash
    acquired                                                    $ 285,870
 Liabilities assumed                                             (251,002)
  Notes payable issued to seller                                  (11,902)
  Payment for subsidiary acquired, net of cash acquired         $  22,966





















                See notes to consolidated financial statements

                      AMERICO LIFE, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For Nine Months Ended September 30, 1996 and 1995
             (In Thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1995 Form 10-K as filed with the Securities and Exchange Commission.

1. ACCOUNTING POLICIES

   The unaudited consolidated financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1995 consolidated financial statements. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results experienced for the full year 1995, nor the results to be expected for the full year 1996.

   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Certain amounts were reclassified in the September 30, 1995 financial statements to conform to the 1996 presentation.

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

2. STOCKHOLDER'S EQUITY

  Following are the components of net unrealized investment gains:

                                                                    Change in
                                                                   Nine Months
                                                                       Ended
                                           Sept. 30,    Dec. 31,    Sept. 30,
                                              1996        1995        1996
   Investment securities:
     Fixed maturities available for sale $  (9,069)    $ 16,087   $  (25,156)
     Fixed maturities reclassified from
      available for sale to held to
       maturity                             55,156       59,485       (4,329)
     Equity securities                      10,353        8,816        1,537
                                            56,440       84,388      (27,948)
   Effect on other balance sheet accounts:
     Net effect on other balance sheet
        accounts                            (7,811)     (14,749)       6,938
     Deferred income taxes                 (16,125)     (23,435)       7,310
       Net unrealized investment gains   $  32,504     $ 46,204   $  (13,700)

   During the nine months ended September 30, 1996, the Company paid dividends to Financial Holding Corporation (FHC) totalling $1,500.

                    AMERICO LIFE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For Nine Months Ended September 30, 1996 and 1995
            (In Thousands, except per share amounts - unaudited)

3. PRO FORMA FINANCIAL INFORMATION

   The Company acquired all the outstanding common stock of The Victory Life Insurance Company on July 10, 1995. The Company also acquired the insurance business of the former parent of Victory Life, The Kansas Life Insurance Company, through assumption reinsurance. The results of operations of the acquired business is included in the Company's consolidated results of operations from the date of the acquisition.

   Summarized unaudited pro forma consolidated financial information of the Company for the nine months ended September 30, 1995, assuming the transactions had occurred on January 1, 1995 is as follows:

   Total revenue                           $  223,797
   Net income                                  17,511
   Net income per common share             $ 1,750.10

4. SALE OF EQUITY SUBSIDIARY

   On September 27, 1996, the Company's wholly-owned subsidiary, Great Southern Life Insurance Company (Great Southern), agreed to sell its 50% interest in GSSW, Limited Partnership (GSSW), a real estate holding company, for $48,000. The sale is expected to close in December 1996. GSSW's carrying value as of September 30, 1996 was $24,504. The Company's investment income from GSSW for the nine months ended September 30, 1996 and 1995, was $3,549 and $5,558, respectively.

5. REINSURANCE AGREEMENT

   In February 1996, the Company entered into an agreement with Fremont General Corporation to provide administrative services for certain life insurance and annuity policies (28,000 at September 30, 1996) of Fremont Life Insurance Company (Fremont Life). On July 2, 1996, the Company entered into several agreements with Fremont Life and a third-party reinsurer ("the Reinsurer"). One of the agreements resulted in Fremont Life reinsuring certain of its insurance liabilities to the Reinsurer on a coinsurance basis. Fremont Life transferred approximately $405,000 of insurance liabilities and an equal amount of assets to the Reinsurer and received a ceding commission of $34,745. The Reinsurer entered into a modified coinsurance agreement to reinsure certain risks on the same insurance policies to Great Southern.
   The modified coinsurance agreement provides that the assets and insurance liabilities related to the reinsured policies are to be retained by the Reinsurer.

   The Reinsurer will receive all statutory profits from the reinsured policies until it has recovered the initial ceding commission. In the event the modified coinsurance agreement is terminated, Great Southern is required to reimburse the Reinsurer for the amount of the unrecovered ceding commission.

   The Company accounted for its obligations under the modified coinsurance agreement by recording a liability to the Reinsurer for the present value of the payments projected to be paid to the Reinsurer. The Company recorded a receivable from the Reinsurer equal to the statutory liabilities held by the Reinsurer. The Company has netted the receivable from the Reinsurer against its liability to the Reinsurer and has presented a net liability on its balance sheet. The Company recorded a present value of future profits acquired asset equal to its net liability at the inception of the agreement.

                     AMERICO LIFE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For Nine Months Ended September 30, 1996 and 1995
            (In Thousands, except per share amounts - unaudited)

   Great Southern also entered into reinsurance agreements with Fremont Life to reinsure certain of Fremont Life's insurance and annuity policies on an assumption basis. The policies will be assumed by Great Southern subject to the coinsurance agreement in place between Fremont Life and the Reinsurer. Upon completion of the assumption reinsurance transaction, Great Southern will record the direct insurance liabilities and a related reinsurance recoverable from the Reinsurer.

6. CONTINGENCIES

   Great Southern is a defendant in a purported class action lawsuit brought on May 13, 1996, in the 18th Judicial District Court (Parish of Pointe Coupee) of the State of Louisiana, by two policyholders, Sharon K. Self and Johnnie
   W. Self, claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. The Company intends to defend the suit vigorously.

   The Company removed the lawsuit to the United States District Court for the Middle District of Louisiana, on the basis that a co-defendant insurance agent was fraudulently joined for the purpose of defeating federal jurisdiction. Plaintiffs filed a motion to remand the suit to Louisiana state court, alleging that the removal to federal court was improper. On September 24, 1996, the United States District Court denied the motion to remand. The petition alleges that plaintiffs and other Louisiana policyholders were promised that policies would be completely paid-up within a certain number of years or payments, and were misled by inaccurate illustrations and other alleged misrepresentations and wrongful conduct. The plaintiffs seek certification of a class of all Louisiana residents who purchased or were named beneficiaries of the Company's whole and/or universal life policies subsequent to 1981. The Company denies the allegations, including the existence of a legitimate class, and believes that the allegations are without merit. The suit is in its early stages.

   The amount of any liability that may arise as a result of this suit, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

                              AMERICO LIFE, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In 1995 and 1996, the Company entered into three transactions which affect the comparability of the Company's results of operations for the three and nine months ended September 30, 1996 and 1995. In July 1995, the Company acquired all the outstanding common stock of The Victory Life Insurance Company (Victory
Life). The Company also reinsured all the insurance business of the former parent of Victory Life, The Kansas Life Insurance Company (Kansas Life). The insurance businesses of Victory Life and Kansas Life are collectively referred to as Victory Life in the following discussion. The results of operations of these businesses are included in the Company's results of operations for all periods after the acquisition date.

In October 1995, in connection with administrative and marketing agreements the Company entered into with The Ohio Casualty Insurance Company, The Ohio Life insurance Company (Ohio Life), and an unaffiliated company ("the Reinsurer"), the Reinsurer reinsured 100% of the insurance business from Ohio Life on a coinsurance basis. At September 30, 1996, the insurance business of Ohio Life, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $306.4 million. In July 1996, in connection with administrative and marketing agreements entered into with Fremont General Corporation and Fremont Life Insurance Company (Fremont Life), the Reinsurer reinsured certain of the insuranceliabilities of Fremont Life on a coinsurance basis. At September 30, 1996, the insurance liabilities reinsured from Fremont Life, consisting primarily of annuities and universal life policies, totalled $410.5 million.

The Reinsurer reinsured certain risks on the Ohio Life and Fremont Life liabilities to Great Southern Life Insurance Company (Great Southern), a wholly-owned subsidiary of the Company, on a modified coinsurance basis.
The invested assets related to the reinsured liabilities are owned by the Reinsurer. The Company has offset the receivable from the Reinsurer against its liabilities under the modified coinsurance agreements in the Company's consolidated balance sheet. The effects of these modified coinsurance agreements are included in the Company's results of operations for all periods after the respective transaction closing dates. The reinsured insurance liabilities of Ohio Life and Fremont Life are collectively referred to as the Reinsured Blocks in the following discussion.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995. Income before provision for income taxes for the nine months ended September 30, 1996 was $18.9 million compared to $25.1 million for the same period in 1995. Changes in the individual income statement components from 1995 to 1996 primarily resulted from the effects of the inclusion of Victory Life and the Reinsured Blocks in the Company's results of operations. Although Victory Life and the Reinsured Blocks contributed to an increase in income before income taxes from 1995 to 1996, this increase was offset by (i) an increase in death benefits on the Company's historical business, (ii) reductions in investment income caused by changes in expected prepayments on mortgage-backed securities and lower income from equity subsidiaries, (iii) an increase in interest expense and (iv) an increase in operating expenses associated with the Company's expanded operations.

PREMIUMS AND POLICY REVENUES

Premiums and policy revenues increased to $122.7 million for the nine months ended September 30, 1996 from $100.5 million for the nine months ended
September 30, 1995. Victory Life and the Reinsured Blocks contributed $28.6 million of premiums and policy revenues for the nine months ended September 30, 1996 and Victory Life contributed $3.4 million of premiums and policy revenues for the nine months ended September 30, 1995. Excluding Victory Life and the Reinsured Blocks, premiums and policy revenues decreased $3.0 million. Traditional premiums decreased $2.2 million from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. Traditional life premiums will continue to decrease as the Company currently writes little new traditional business. Additionally, policy revenues were $0.8 million lower in the nine months ended September 30, 1996 compared to the same period in 1995 due to lower surrender charge income in 1996.

NET INVESTMENT INCOME

Net investment income increased $26.8 million from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, primarily due to increases in investment income from the Victory Life assets and the Reinsured Blocks. This increase in investment income was offset by a $7.3 million reduction in investment income caused by (i) a decrease in income on fixed maturity securities due to changes in expected prepayment rates, and (ii) a decrease in income of equity subsidiaries of $4.7 million.

Management continually evaluates the expected prepayments of the mortgage-backed securities ( MBS ) portfolio to more accurately reflect expected paydowns on the securities as market interest rates change. During the nine months ended September 30, 1996, expected prepayments of the portfolio were reduced as interest rates increased. During the nine months ended September 30, 1995, expected prepayments of the portfolio were increased as interest rates had declined. As a result of changes in expected prepayments, amortization of premiums and accretion of discounts were reduced in 1996 and accelerated in 1995. These changes resulted in a decrease in investment income of $1.1 million in 1996 and an increase in investment income of $1.4 million in 1995.

The decrease in income from equity subsidiaries from 1995 to 1996 resulted from (i) a reduction in gains from sales of real estate properties by GSSW, Limited Partnership (GSSW) in 1996 compared to 1995 and (ii) increased systems development expenses incurred by Argus Health Systems, Inc. in 1996.

POLICYHOLDER BENEFITS

Policyholder benefits increased $40.6 million from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. Policyholder benefits from Victory Life and the Reinsured Blocks were $44.6 million in 1996 and $5.0 million in 1995. Excluding Victory Life and the Reinsured Blocks, policyholder benefits increased $1.0 million from 1995 to 1996. Death benefits, excluding Victory Life and the Reinsured Blocks, were $7.1 million higher for the nine months ended September 30, 1996 compared to the same period in 1995. The reasons for the increase in death benefits are (i) unusually high levels of death benefits relative to levels expected by the Company in the first six months of 1996, and (ii) a small number of policies with very large face amounts which had offsetting reserve releases. The high level of death benefits did not continue during the third quarter of 1996.
The increased death benefits were also partially offset by the lower reserve increases resulting from the decrease in traditional premiums from 1995 to 1996.

OTHER OPERATING EXPENSES

Other operating expenses totalled $40.7 million for the nine months ended September 30, 1996 compared to $33.7 million for the same period in 1995.
The increase in other operating expenses from 1995 to 1996 primarily resulted from expenses associated with servicing the policies of Victory Life and the Reinsured Blocks in 1996. Other operating expenses also increased due to costs associated with the Company's marketing efforts, primarily in connection with the Ohio Life and Fremont Life marketing alliances. The Company expects a reduction in operating expenses to result from the consolidation of the Victory Life operations into the Company's Kansas City location in July 1996.


INTEREST EXPENSE

Interest expense totalled $9.1 million for the nine months ended September 30, 1996 compared to $7.6 million for the same period in 1995. Average outstanding indebtness was $133.4 million with an average cost of 9.11% for the nine months ended September 30, 1996 compared to an average outstanding balance of $110.7 million with an average cost of 9.12% for the same period in 1995. The increase in average outstanding indebtedness from 1995 to 1996 resulted from the issuance of $32.8 million of notes in connection with the acquisition of Victory Life in July 1995. The unpaid principal outstanding on these notes payable at September 30, 1996, was $32.7 million.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Income before provision for income taxes for the three months ended September 30, 1996 was $8.1 million compared to $7.6 million for the same period in 1995. Changes in the individual income statement components from 1995 to 1996 primarily resulted from the inclusion of the Reinsured Blocks in the Company's results of operations for the three months ended September 30, 1996. The increase in income before income taxes from 1995 to 1996 was primarily due to income before income taxes associated with the Reinsured Blocks, offset by (i) a decrease in income from equity subsidiaries and (ii) an increase in other operating expenses. These items and significant changes in individual income statement components are discussed in more detail below.

PREMIUMS AND POLICY REVENUES

Premiums and policy revenues increased to $42.4 million for the three months ended September 30, 1996 from $34.8 million for the three months ended September 30, 1995. The Reinsured Blocks contributed $8.6 million of premiums and policy revenues for the three months ended September 30, 1996. Excluding the Reinsured Blocks, premiums and policy revenues decreased $1.0 million. Traditional premiums decreased $1.0 million from the three months ended September 30, 1995 to the three months ended September 30, 1996.

NET INVESTMENT INCOME

Net investment income increased $10.2 million for the three months ended September 30, 1996 from the three months ended September 30, 1995, primarily due to net investment income associated with the Reinsured Blocks in 1996. This increase in net investment income was offset by a $2.9 million decrease in income from equity subsidiaries in 1996 compared to 1995. The decrease in income from equity subsidiaries from 1995 to 1996 resulted from (i) a reduction in gains from sales of real estate properties by GSSW in 1996 compared to 1995 and (ii) increased systems development expenses incurred by Argus Health Systems, Inc. in 1996.

POLICYHOLDER BENEFITS

Policyholder benefits increased $12.3 million from the three months ended September 30, 1995 to the three months ended September 30, 1996. Policyholder benefits from the Reinsured Blocks were $14.2 million for the three months ended September 30, 1996. Excluding the Reinsured Blocks, policyholder benefits decreased $1.9 million from 1995 to 1996, primarily due to lower reserve increases resulting from the decrease in traditional premiums from 1995 to 1996.

OTHER OPERATING EXPENSES

Other operating expenses totalled $12.7 million for the three months ended September 30, 1996 compared to $10.9 million for the same period in 1995.
The increase in other operating expenses from 1995 to 1996 primarily resulted from expenses associated with servicing the policies of the Reinsured Blocks in 1996. Other operating expenses also increased due to costs associated with the Company's marketing efforts, primarily in connection with the Ohio Life and Fremont Life marketing alliances.


INTEREST EXPENSE

Interest expense totalled $3.1 million for the three months ended September 30, 1996 compared to $2.9 million for the same period in 1995. Average outstanding indebtness was $133.3 million with an average cost of 9.18% for the three months ended September 30, 1996 compared to an average outstanding balance of $130.4 million with an average cost of 9.05% for the same period in 1995. The increase in average outstanding indebtedness from 1995 to 1996 resulted from the issuance of $32.8 million of notes in connection with the acquisition of Victory Life in July 1995.

FINANCIAL RESOURCES AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1995 to September 30, 1996 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at September 30, 1996 remained substantially unchanged from December 31, 1995. Non-investment grade securities totalled less than 2.0% of the Company's total fixed maturity investments at September 30, 1996. The Company has not made any significant changes to its investment philosophy during 1996. Cash and cash equivalents increased from $59.0 million at December 31, 1995 to $88.9 million at September 30, 1996, primarily resulting from the reinvestment of repayments from fixed maturity securities into short-term investments.

In February 1996, GSSW, a 50%-owned subsidiary, made a cash distribution of $6.0 million to Great Southern. On September 27, 1996, Great Southern agreed to sell its interest in GSSW for $48.0 million. The sale is expected to close in December 1996 and will result in a gain of approximately $15.3 million after income taxes. The Company's investment income from GSSW for the nine months ended September 30, 1996 and 1995 was $3.5 million and $5.6 million, respectively.

During the nine months ended September 30, 1996, the Company's net unrealized investment gains decreased by $13.7 million. The decrease in net unrealized investment gains during this period resulted from increasing interest rates which decreased the market values of fixed maturity investment securities. The components of the change during the nine months ended September 30, 1996 are (in millions):


    Gross unrealized investment gains               $(27.9)
     Effect on insurance assets and liabilities        6.9
     Deferred income tax effect                        7.3

                                                    $(13.7)


Great Southern is a defendant in a purported class action lawsuit brought by two policyholders, claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. The petition alleges that plaintiffs and other Louisiana policyholders were promised that policies would be completely paid-up within a certain number of years or payments, and were misled by inaccurate illustrations and other alleged misrepresentations and wrongful conduct. For further discussion of this matter, see Note 6 to the September 30, 1996 consolidated financial statements contained elsewhere in this Form 10-Q.

ITEM 6. Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Incorporated by
     reference from:


2.1(a)    (2)         Stock Purchase Agreement dated as of March 5, 1995 by and
                      among Victory Financial Group, Inc., its wholly-owned subsidiary, The Kansas Life Insurance Company and the
                      Registrant.

2.1(b)    (3)         Letter Agreement dated July 10, 1995 among Registrant and
                      Victory Financial Group, Inc. respecting certain provisions of the Stock Purchase Agreement.

2.1(c)    (3)         Pledge and Escrow Agreement dated July 10, 1995 among the
                      Registrant, Victory Financial Group, Inc. and NationsBank of Texas, N.A.

2.1(d)    (3)         Indemnity Agreement Respecting Mortgages (and other
                      matters) dated July 10, 1995 between Victory Financial
                      Group, Inc. and Registrant.

2.1(e)    (3)         Letter Agreement dated as of July 7, 1995 among
                      Registrant, The Victory Life Insurance Company and
                      Victory Financial Group, Inc. regarding estimated federal income tax deposits.

2.2       (3)         Reinsurance, Transfer and Assumption Agreement dated as of
                      July 5, 1995, between The Kansas Life Insurance Company and National Farmers Union Life Insurance Company.

3.1       (1)         Restated Articles of Incorporation, as amended, of the
                      Registrant.

3.2       (1)         Bylaws, as amended, of the Registrant.

10.1(a)   (4)         Master Agreement dated February 26, 1996 among Fremont
                      Life Insurance Company, Fremont General Corp., the Registrant and Great Southern Life Insurance Company.

10.1(b)   (5)         First Amendment to Master Agreement dated as of July 1,
                      1996, among Fremont Life Insurance Company, Fremont
                      General Corp., Registrant and Great Southern Life
                      Insurance Company.

10.1(c)   (5)         Letter Agreement dated as of July 1, 1996, among Fremont
                      General Corp., Fremont Life Insurance Company, Registrant and Great Southern Life Insurance Company.

10.1(d)   (5)         Services Agreement dated as of July 1, 1996, between
                      Registrant and Fremont Life Insurance Company.

10.1(e)   (5)         Assumption Reinsurance and Coinsurance Agreement
                      (Universal Life) dated as of July 1, 1996, between
                      Fremont Life Insurance Company and Great Southern Life
                      Insurance Company.

10.1(f)   (5)         Assumption Reinsurance and Coinsurance Agreement
                      (Annuities) dated as of July 1, 1996, between Fremont
                      Life Insurance Company and Great Southern Life Insurance
                      Company.

ITEM 6.(a) continued

10.1(g)   (5)         Assignment and Assumption Agreement dated as of July 1,
                      1996, between Fremont Life Insurance Company and Great
                      Southern Life Insurance Company.

10.1(h)   (5)         Automatic Coinsurance Universal Life Reinsurance Agreement
                      dated as of December 31, 1995, between Fremont Life
                      Insurance Company and Employers Reassurance Corporation.

10.1(i)   (5)         Amendment No. 1 to the Automatic Coinsurance Universal
                      Life Reinsurance Agreement dated as of December 31, 1995, between Employers Reassurance Corporation and Fremont Life
                      Insurance Company.

10.1(j)   (5)         Automatic Coinsurance Annuity Reinsurance Agreement dated
                      as of January 1 1996, between Employers Reassurance
                      Corporation and Fremont Life Insurance Company.

10.1(k)   (5)         Amendment No. 1 to the Automatic Coinsurance Annuity
                      Reinsurance Agreement dated as of January 1, 1996, between
                      Employers Reassurance Corporation and Fremont Life
                      Insurance Company.

10.1(l)   (5)         Escrow Agreement dated as of July 1, 1996, among Commerce
                      Bank, Employers Reassurance Corporation and Great Southern
                      Life Insurance Company.

10.1(m)   (5)         Modified Coinsurance Annuity Retrocession Agreement dated
                      as of January 1, 1996, between Employers Reassurance
                      Corporation and Great Southern Life Insurance Company.

10.1(n)   (5)         Modified Coinsurance Universal Life and Annuity
                      Retrocession Agreement dated as of December 31, 1995, between Employers Reassurance Corporation and Great
                      Southern Life Insurance Company.

10.1(o)   (5)         Amendment No. 1 to the Investment Management Agreement
                      dated as of December 31, 1995, between Registrant and Employers Reassurance Corporation.

27                    Financial Data Schedule



 (1) Registrant's Form S-4 (File No. 33-64820) filed September 22, 1993

 (2) Registrant's March 31, 1995 Form 10-Q

 (3) Registrant's Form 8-K dated as of July 10, 1995

 (4) Registrant's March 31, 1996 Form 10-Q

 (5) Registrant's June 30, 1996 Form 10-Q

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         AMERICO LIFE, INC.



                          BY:  /s/  Gary E. Jenkins
                          Name: Gary E. Jenkins
                                       Title: Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


Date:  November 13, 1996