Form 10-K405
period 1996-12-31
AMERICO LIFE INC
filed 1997-03-31
CIK 908139

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                   TO
                              ------------------   ------------------

COMMISSION FILE NUMBER: 33-64820

                               AMERICO LIFE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   MISSOURI                                    NO. 43-1627599
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

                1055 BROADWAY                                      64105
            KANSAS CITY, MISSOURI                                (Zip Code)
   (Address of Principal Executive Offices)

Registrant's telephone number including area code: (816) 391-2700

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     Shares of common stock outstanding as of March 25, 1997: 10,000, none of which is held by non-affiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE: None
================================================================================

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                    PART I
  1.    Business....................................................      2
  2.    Properties..................................................     12
  3.    Legal Proceedings...........................................     12
  4.    Submission of Matters to a Vote of Security Holders.........     13
                                   PART II
        Market for Registrant's Common Equity and Related
  5.    Stockholder Matters.........................................     14
  6.    Selected Consolidated Financial Data........................     14
        Management's Discussion and Analysis of Financial Condition
  7.    and Results of Operations...................................     15
  8.    Financial Statements and Supplementary Data.................     23
        Changes in and Disagreements with Accountants on Accounting
  9.    and Financial Disclosure....................................     24
                                   PART III
 10.    Directors and Executive Officers of the Registrant..........     25
 11.    Executive Compensation......................................     26
        Security Ownership of Certain Beneficial Owners and
 12.    Management..................................................     26
 13.    Certain Relationships and Related Transactions..............     27
                                   PART IV
        Exhibits, Financial Statement Schedules and Reports on Form
 14.    8-K.........................................................     29

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Americo Life, Inc. ("Americo" or the "Company") is a holding company whose subsidiaries are engaged in the life insurance business. The Company's wholly-owned insurance subsidiaries are: Great Southern Life Insurance Company ("Great Southern"), located in Dallas, Texas, and The Victory Life Insurance Company ("Victory Life"), United Fidelity Life Insurance Company ("United Fidelity"), The College Life Insurance Company of America ("College Life"), Loyalty Life Insurance Company ("Loyalty Life") and National Farmers Union Life Insurance Company ("National Farmers Union"), all located in Kansas City, Missouri.

     Americo was incorporated on October 26, 1992 as a Missouri corporation, for the purpose of becoming a holding company for the life insurance operations conducted by the subsidiaries of Financial Holding Corporation ("FHC"). FHC, a privately-owned corporation, owns all outstanding shares of capital stock of Americo. As of December 31, 1992, FHC transferred to Americo all outstanding capital stock of FHC Life Insurance Company ("FHC Life"), a Texas corporation, which was the holding company for FHC's insurance and certain other subsidiaries. On February 28, 1994, FHC Life was merged into its wholly-owned subsidiary, United Fidelity, as a result of which United Fidelity became directly owned by Americo. United Fidelity directly owns each of Americo's other insurance subsidiaries, except Loyalty Life, which is a subsidiary of Great Southern. All historical information in this Form 10-K is presented as if Americo had owned FHC Life or United Fidelity throughout the periods covered herein.

     The Company's development began with the acquisition of life insurance companies and blocks of life insurance business. Until 1989, the Company had no meaningful marketing operations and its strategy at that time was to increase the number of policies it administered. This allowed the Company to take advantage of its decision to outsource its data processing operations and the investments it made in technology (further discussed on page 7). As a result, the Company is able to administer policies at a relatively low marginal cost which improves the Company's competitive position with respect to the acquisition of existing life insurance business and the sale of new life insurance business.

     Following the Great Southern acquisition in 1989, the Company began to expand its asset and policy base by pursuing two strategies: (i) continued select acquisitions of insurance companies and blocks of business, and (ii) increased sales of new business. The acquisition strategy led to the acquisitions of Loyalty Life and National Farmers Union in 1991 and the acquisition of Victory Life in 1995. Victory Life, whose assets consist primarily of an in-force block of traditional life and annuity policies, was acquired for a purchase price of $42.8 million. In connection with the acquisition of Victory Life, the Company reinsured all the insurance business of The Kansas Life Insurance Company ("Kansas Life"), the former parent of Victory Life. The Victory Life and Kansas Life transactions added approximately $270.0 million of insurance liabilities and increased the Company's indebtedness by $32.9 million.

     Following the acquisition of Great Southern, the Company expanded its scope of operations to include the marketing of life insurance and annuity products through the existing Great Southern distribution channels. The Company is also expanding its product offerings and entering new markets with the objective of increasing its sales of new business. Further, the Company has entered into a variety of other transactions designed to increase sales.

     In 1993, the Company entered into a joint venture whose purpose was the sale of tax-qualified life and annuity products of the Company's life insurance subsidiaries. At December 31, 1996, the Company had insurance liabilities generated as a result of this joint venture of approximately $208.0 million.

     In July 1995, the Company entered into administrative agreements with The Ohio Casualty Insurance Company ("Ohio Casualty") under which Americo has been providing policy administrative services for the approximately 75,000 policies of The Ohio Life Insurance Company ("Ohio Life"), with associated policy liabilities of approximately $310.0 million. This arrangement has also provided Great Southern access to sell its life insurance products through the independent agents of Ohio Casualty. Great Southern intends to assume the life insurance policies of Ohio Life beginning in 1997.

     In February 1996, the Company entered into an agreement with Fremont General Corporation to provide administrative services for approximately 20,000 policies of Fremont Life Insurance Company ("Fremont Life") with associated policy liabilities of approximately $460.0 million. The Company's life insurance subsidiaries began to assume the life insurance policies of Fremont Life during 1996. The Company has begun to offer annuity products through certain of the marketing organizations which were previously writing business for Fremont Life.

     In January 1997, the Company entered into a stock purchase agreement to acquire The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("IGL") from Farmers Group, Inc. for a purchase price of approximately $330.0 million. At December 31, 1996, Ohio State and IGL had assets of $1,099 million and liabilities of $767.0 million. Ohio State and IGL each have active marketing organizations through which they are currently selling life insurance and annuity products. The Company anticipates that the sales production of Ohio State and IGL will complement its own marketing efforts. The closing of the acquisition is contingent upon obtaining regulatory approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Events."

     Including the above transactions, the Company will have approximately $3.3 billion of invested assets under management and approximately one million policies under administration. In addition to expanding its product offerings, the Company's future operating strategy includes pursuing selected acquisitions of in-force blocks of life insurance or insurance companies. The Company will also focus on opportunities to enter arrangements, including acquisitions, which can supplement the Company's current marketing and distribution systems and increase its asset and policy base.

     The Company has investments, in the form of 50% interests, in Argus Health Systems, Inc. ("Argus"), which is engaged in prescription drug claim processing, and Hereford LLP, which owns and manages the building occupied by Argus. In December 1996, Great Southern disposed of its 50% interest in GSSW, Limited Partnership ("GSSW"), which manages and operates multi-family apartment complexes. See "Non-Insurance Operations."

LIFE INSURANCE BUSINESS

     The Company's in-force life insurance business consists of traditional and interest-sensitive life insurance and annuities. At December 31, 1996, the insurance in force on interest-sensitive life insurance contracts was $17.3 billion, the insurance in force on traditional life insurance contracts was $10.3 billion and annuity liabilities totalled $527.3 million.

     The Company's life insurance subsidiaries offer a portfolio of individual interest-sensitive life insurance products, including interest-sensitive whole life and universal life insurance and customary riders. The Company's life insurance subsidiaries also offer single premium and flexible premium annuity products, including tax-qualified annuities. The Company also has available a portfolio of traditional life insurance products, including individual term and whole life insurance. Interest-sensitive life insurance products accounted for substantially all new life policies written in 1996. The principal differences among the types of these products offered by the Company relate to policy provisions affecting the amount and timing of premium payments.

     Interest-sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. Universal life insurance policies also involve variable premium charges against the policyholder's account balance for the cost of insurance and administrative expenses. In contrast, interest-sensitive whole life products generally have fixed premiums. Interest-sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges. Traditional life insurance products have premiums and benefits predetermined at issue; the premiums are set at levels that are designed to exceed expected policyholder benefits and Company expenses.

     The following table shows collected premiums of the Company during 1996, 1995 and 1994 by product category.

                                                                   PREMIUMS COLLECTED
                                                                  FOR PERIODS INDICATED
                                                 -------------------------------------------------------
                                                  FIRST YEAR(1)         RENEWAL              TOTAL
                                                 ---------------    ----------------    ----------------
              PRODUCT CATEGORY                     $         %         $         %         $         %
              ----------------                     -         -         -         -         -         -
                                                                     (IN THOUSANDS)
YEAR ENDED
DECEMBER 31, 1996
Traditional..................................     4,048      4.5     61,475     23.4     65,523     18.6
Interest-sensitive...........................    34,888     38.6    132,266     50.4    167,154     47.4
                                                 ------    -----    -------    -----    -------    -----
  Total life.................................    38,936     43.1    193,741     73.8    232,677     66.0
Annuities....................................    51,419     56.9     68,734     26.2    120,153     34.0
                                                 ------    -----    -------    -----    -------    -----
  Direct and assumed premiums................    90,355    100.0    262,475    100.0    352,830    100.0
                                                 ======    =====    =======    =====               =====
  Less ceded premiums........................                                           (91,711)
                                                                                        -------
  Total......................................                                           261,119
                                                                                        =======
YEAR ENDED
DECEMBER 31, 1995
Traditional..................................     3,206      3.9     58,895     29.8     62,101     22.2
Interest-sensitive...........................    28,731     34.8    118,515     60.0    147,246     52.6
                                                 ------    -----    -------    -----    -------    -----
  Total life.................................    31,937     38.7    177,410     89.8    209,347     74.8
Annuities....................................    50,592     61.3     20,064     10.2     70,656     25.2
                                                 ------    -----    -------    -----    -------    -----
  Direct and assumed premiums................    82,529    100.0    197,474    100.0    280,003    100.0
                                                 ======    =====    =======    =====               =====
  Less ceded premiums........................                                           (80,638)
                                                                                        -------
  Total......................................                                           199,365
                                                                                        =======
YEAR ENDED
DECEMBER 31, 1994
Traditional..................................     3,404      4.6     53,653     30.6     57,057     22.9
Interest-sensitive...........................    27,147     37.0    115,260     65.8    142,407     57.3
                                                 ------    -----    -------    -----    -------    -----
  Total life.................................    30,551     41.6    168,913     96.4    199,464     80.2
Annuities....................................    42,824     58.4      6,335      3.6     49,159     19.8
                                                 ------    -----    -------    -----    -------    -----
  Direct and assumed premiums................    73,375    100.0    175,248    100.0    248,623    100.0
                                                 ======    =====    =======    =====               =====
  Less ceded premiums........................                                           (64,181)
                                                                                        -------
  Total......................................                                           184,442
                                                                                        =======

-------------------------

(1) Traditional first year premiums include premiums from the reissuance of matured term policies.

MARKETING AND DISTRIBUTION

     The Company's new business efforts have been divided into four segments as defined more fully below: Individual Markets, Special Markets, Tax-qualified Markets and the Seniors Market.

     Individual Markets. The Company delivers its products to the individual markets using two methods of distribution, Personal Producing General Agents ("PPGA") and marketing organizations. The Company's PPGA marketing system utilizes approximately 450 independent agents who market the Company's products. None of the agents is employed by the Company, but each is a party to a general agency agreement which governs the terms of his or her arrangement with the Company. PPGAs who represent the Company may also represent other insurers. Of the $23.1 million total annualized first-year life insurance premiums generated by the Company during 1996, approximately $11.0 million (or 48%) was derived from sales through the Company's PPGA system. No single PPGA accounted for over 2% of the Company's total annualized first-year life insurance premiums in 1996.

     Approximately $5.1 million, or 22%, of the Company's annualized first-year life insurance premiums in 1996 came from eight large marketing organizations made up of non-exclusive independent agents whose aggregate membership approximated 2,000 at December 31, 1996.

     In 1996, the Company expanded its Career Partners Program,(TM) introduced in 1995. The Career Partners Program(TM) is intended to increase the production from individual agents and reduce the Company's reliance on large marketing organizations and brokers. The Career Partners Program(TM) attempts to build a longer term relationship between the Company and the individual agents by providing benefits in addition to commissions to reward production and longevity in the program. In 1996, the Company experienced improved retention, consistency of production and stronger relationships with agents participating in the Career Partners Program(TM). In 1996, the Company released an enhanced interactive, multi-media sales presentation software to assist its agents in new life insurance sales.

     Special Markets/Payroll Deductions. The Company's special marketing efforts consist of offering voluntary payroll deduction, interest-sensitive universal life insurance to employees of large and medium-sized companies and accounted for $2.8 million, or 12%, of the Company's annualized first-year life insurance premiums in 1996. This effort is conducted through Great Southern's special marketing agency force. The agency force, which consists of approximately 75 general agents, primarily contacts companies that have a minimum of 100 eligible employees. In 1996, one agent accounted for 6% of the Company's total annualized first-year life insurance premiums from all sources.

     Tax-Qualified Life Insurance and Annuity Markets. Great Southern and College Life have expanded their marketing capabilities in the tax-qualified life insurance and annuity markets, specifically products qualified under Internal Revenue Code Sections 401(k) and 403(b), through a joint venture founded in July 1993 ("Joint Venture"), effected through College Insurance Group, Inc. ("CIG"). These products are marketed to public school teachers through a specialty field force of independent agents. CIG is owned equally by United Fidelity and an unrelated individual. CIG, in turn, owns 100% of the stock of Financial Assurance Incorporated ("FAI") and 100% of the stock of Annuity Service Corp. ("ASC"). Pursuant to the Joint Venture, both parties generally share the profits from 401(k) and 403(b) business written by marketing companies on behalf of Great Southern and College Life. Sales generated through the Joint Venture, expressed in terms of collected premiums, increased from $14.6 million in 1993 to $89.3 million in 1996.

     Seniors Markets. In 1996, Great Southern and College Life expanded their marketing capabilities into the seniors life insurance and annuity markets. Following the Fremont Life transaction, the Company was introduced to a select group of independent marketing organizations ("IMO") that specialize in the marketing of fixed annuities to seniors. The Company introduced products to this distribution source in the fourth quarter of 1996. The senior market, generally considered to include individuals over age 55, is expected to experience double digit annual growth resulting from a number of factors, including growth in consumer concerns over social security and pension plans and the aging of the consumer population. The Company anticipates competing in this market by offering fixed annuity products with riders and benefits tailored to the needs of maturing individuals.

COMPETITION

     The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, broker/dealers and mutual funds, some of whom have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. National banks, with their preexisting customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the U.S. Supreme Court's

1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company, which permits national banks to sell annuity products of life insurance companies in certain circumstances.

     The Company believes that the principal competitive factors in the sale of life insurance are product features, product pricing and crediting rates, commission structure, high credit standing and perceived stability of insurer, and service provided to the policyholder. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to attract and retain agents to market its insurance products and its ability to develop competitive products that are also profitable. The Company believes that it has good relationships with its agents and marketing groups, has an adequate variety of policies approved for issuance, and is generally competitive within the industry. The Company also competes with other entities in acquiring life insurance companies and blocks of insurance business.

     A primary factor in a company's ability to compete in the sales of life insurance business and the acquisition of life insurance companies is the ratings it receives from various rating agencies. The Company's primary marketing subsidiaries, Great Southern and College Life, are rated "A (Excellent)" by A.M. Best and have a claims paying ability rating of "A (Good)" from Standard and Poor's Corporation ("S&P"). Loyalty Life and National Farmers Union are rated "B+ (Very Good)" by A.M. Best. A.M. Best's ratings for insurance companies currently range from "A++ (Superior)" to "F (In Liquidation)", and some insurance companies are not rated. Publications of A.M. Best indicate that the "A" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards established by A.M. Best and that generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. The "B+" rating is assigned to companies that, in A.M. Best's opinion, have achieved very good overall performance when compared to the standards established by A.M. Best and that generally have a strong ability to meet their obligations to policyholders, but whose financial strength may be susceptible to unfavorable changes in underwriting or economic conditions. The "A" rating is assigned by S&P to companies which, in S&P's opinion, offer good financial security, but the capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. While ratings do not constitute recommendations to buy or sell a company's insurance products, and are subject to change or withdrawal at any time, they are considered an important measurement in some markets.

     Following the announcement that the Company had entered into an agreement to acquire Ohio State and IGL, A.M. Best placed the ratings of all the insurance subsidiaries under review with developing implications. The ratings will remain under review until the acquisition is completed and A.M. Best has evaluated the implications of the acquisition. Management of the Company believes that the ratings of the insurance subsidiaries should be affirmed by A.M. Best.

OPERATIONS

     The Company has the goal of providing superior service to policyholders and agents at very competitive costs. Management has made strategic decisions over the last several years in an effort to achieve this goal. In order to most effectively manage the various insurance operations of the Company, it has consolidated certain common functions. The Company has centralized its product development, marketing, accounting, regulatory compliance and investment management functions and believes that by doing so it has been able to more efficiently service its operations.

     The Company has "outsourced" its data processing requirements through contracts entered into by FHC with data processing vendors. FHC currently has data processing agreements with The Continuum Company ("Continuum"). To avail itself of these resources, the Company has entered into a data processing agreement with FHC. See "Item 13" of this Form 10-K "Certain Relationships and Related Transactions." By outsourcing data processing requirements, the Company has reduced costs while improving its flexibility to increase the number of policies it administers, whether through acquisition or administrative arrangements.

     The Company also utilizes a system called Automated Work Distributor ("AWD") to process policyholder transactions. The AWD system uses digital imaging technology to control work flow and performs other functions designed to increase efficiency. The Company has leveraged its investment in the

AWD system through the addition of the Ohio Life, Fremont Life and Victory Life policies to its administration base.

INVESTMENTS

     Investment income is a significant component of the Company's total revenues and has a significant impact on the Company's profitability. The Company follows a conservative investment philosophy with an emphasis on balancing credit and interest rate risk. The insurance subsidiaries of Americo are restricted by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In compliance with these statutes and regulations and in keeping with the Company's investment policy, the Company invests primarily in fixed maturity securities which are rated as investment grade by nationally recognized statistical rating organizations (or, if not rated by such firms, with designations of "1" or "2" as assigned by the National Association of Insurance Commissioners ("NAIC")). At December 31, 1996, the Company's investment portfolio contained no investment securities which were in default as to principal or interest.

     The Company's investment portfolio is designed to reasonably match investment maturities to the projected cash flow requirements of the Company's outstanding liabilities. The Company maintains a substantial portion of its investment portfolio in fixed income securities with call protection.

     At December 31, 1996, the average yield of the fixed maturity portfolio, as calculated on the amortized cost of the portfolio, was 7.8%. The profitability of the Company's interest-sensitive life products and annuity products is significantly affected by the spread between the investment yield on the Company's investments and the interest rates credited to these liabilities.

     The Company has divided its fixed maturity securities portfolio into "Held to Maturity" and "Available for Sale." Securities have been categorized as available for sale except for those securities that the Company has the intent and the ability to hold until maturity. The primary factor which influences the Company's decision to characterize its investments as held to maturity is the cash flow requirements of the Company's liabilities. Securities designated as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, management of taxable income and similar economic factors.

     The carrying amounts of the Company's investments at December 31, 1996 were as follows:

                                                                                 TOTAL
                                                     HELD TO      AVAILABLE     CARRYING
               INVESTMENT CATEGORY                 MATURITY(1)   FOR SALE(2)     AMOUNT     PERCENTAGE
               -------------------                 -----------   -----------    --------    ----------
                                                                     (IN THOUSANDS)
Fixed maturities:
  U.S. Treasury and government securities........   $  4,594      $ 97,011     $  101,605       4.8%
  Mortgage-backed securities:
     Collateralized mortgage obligations.........    278,179        74,288        352,467      16.7
     Pass-through certificates:
       GNMA......................................     29,821       146,881        176,702       8.3
       FHLMC.....................................      4,090           937          5,027       0.2
       FNMA......................................      2,149         8,225         10,374       0.5
  Other asset-backed securities..................     27,852        52,864         80,716       3.8
  Corporate bonds................................    510,766       290,068        800,834      37.9
                                                    --------      --------     ----------     -----
          Total fixed maturities.................   $857,451      $670,274     $1,527,725      72.2%
                                                    ========      ========
Equity securities................................                                  48,262       2.3
Investment in equity subsidiaries................                                  18,078       0.9
Mortgage loans on real estate....................                                 184,326       8.7
Investment real estate...........................                                  22,417       1.1
Policy loans.....................................                                 204,607       9.7
Cash and cash equivalents........................                                  96,069       4.5
Other invested assets............................                                  13,437       0.6
                                                                               ----------     -----
          Total cash and invested assets.........                              $2,114,921     100.0%
                                                                               ==========     =====

-------------------------
(1) Carrying amount is amortized cost. The market value of "Held to Maturity" securities at December 31, 1996 was $847.8 million.

(2) Carrying amount is market value. The amortized cost of "Available for Sale" securities at December 31, 1996 was $671.8 million.

     See Note 4 of the Notes to Consolidated Financial Statements, and the discussion under the heading "Investment Portfolio" in Item 7 appearing elsewhere in this Form 10-K for information about the composition and performance of the Company's investment portfolio and the risks inherent in such investments.

NON-INSURANCE OPERATIONS

     The Company selectively makes investments in businesses outside of the insurance industry. The primary investments of this manner over the last several years have been the investments in Argus and GSSW, both of which were accounted for using the equity method.

     ARGUS: The Company and an unrelated third party each own a 50% equity interest in Argus. Argus is principally engaged in the business of providing services in connection with the point-of-sale adjudication, processing and paying of prescription drug claims. Argus' principal customers include health maintenance organizations, preferred provider organizations, health insurance companies and managed health companies. For the year ended December 31, 1996, Argus processed over 129 million claims compared to 128 million claims processed in 1995. At December 31, 1996, Argus had approximately 240 full-time employees and maintains its corporate headquarters in Kansas City, Missouri. Currently, there are less than 10 prescription drug claim processors in the managed care business. Argus faces increasing competition from other drug claim processors and customers choosing to perform their own drug claim processing.

     GSSW: In 1992, the Company and an unrelated third party formed a limited partnership, GSSW, for the purpose of purchasing real estate and mortgage loans from the Resolution Trust Corporation. GSSW purchased 62 assets, consisting of 56 performing and non-performing mortgage loans and fee simple interests in three shopping centers and in three parcels of real estate and subsequently sold or restructured many of the assets.

     In December 1996, in a transaction negotiated with the party owning the other 50% interest in GSSW, the Company disposed of its 50% interest in GSSW in exchange for cash of $22.6 million and 100% interests in several real estate limited partnerships formerly owned by GSSW. The Company recorded the limited partnerships received in connection with the disposition at their aggregate historical book value of $18.7 million and recorded a gain of $15.8 million on the transaction.

UNDERWRITING

     The Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies to individuals. The purpose of the Company's underwriting practices is to identify its exposure to sub-standard risk classes, so that such can be appropriately priced. The underwriting practice of the Company is to require medical examinations of applicants for life insurance of $100,000 or more. The Company does not require medical or other examinations of, but employs simplified underwriting procedures on, eligible employees who acquire insurance under a voluntary payroll deduction program.

     The increasing incidence of Acquired Immune Deficiency Syndrome ("AIDS") is expected to affect mortality adversely for the life insurance industry. The Company has responded by considering AIDS information in underwriting and pricing decisions. AIDS claims to date, as a percentage of total claims, have not been significant for the Company's insurance subsidiaries. The impact of future AIDS claims on policies issued by the Company's insurance subsidiaries is extremely difficult to evaluate. The Company's insurance subsidiaries have implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

REINSURANCE

     In keeping with industry practices, the Company reinsures portions of its life insurance exposure with unaffiliated reinsurance companies under traditional indemnity reinsurance agreements. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, currently ranging from $50,000 to $350,000 per life. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The Company remains responsible for policy claims to the extent the reinsurer fails to pay such claims. At December 31, 1996, the Company had ceded to reinsurers approximately $4.9 billion (18%) of life insurance in force, of which 84% was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best. Approximately $1.4 billion of the insurance in force was ceded to a single reinsurer, which was rated "A" by A.M. Best. Additionally, in connection with the Joint Venture, the Company ceded $100.1 million of insurance liabilities to FAI at December 31, 1996. The Company evaluates the financial strength of its reinsurers upon inception of a reinsurance treaty and on an annual basis thereafter.

     Certain of the insurance subsidiaries of the Company have ceded blocks of insurance under financial reinsurance treaties which have the effect of increasing the statutory surplus of the Company. As a result of such reinsurance transactions, the Company has increased its statutory surplus after the effect of income taxes by approximately $28.0 million; however, the effect of these reinsurance treaties is not included in stockholder's equity of the Company presented in accordance with generally accepted accounting principles ("GAAP"). Financial reinsurance increases the ceding insurer's statutory surplus with the expectation that such increased surplus will be returned to the reinsurer out of future earnings, if any, and guarantees the reinsured against any future statutory losses, if any, on the policies reinsured. The ability of an insurance subsidiary to pay dividends to Americo may be affected by the reduction in statutory earnings caused by reductions in the outstanding levels of financial reinsurance. The risk fees paid to the reinsurers under these treaties totalled $0.9 million and $1.2 million for the years ended December 31, 1996 and 1995, respectively.

See Note 6 of the Notes to the Consolidated Financial Statements of the Company included in Item 8 in this Form 10-K.

     Applicable regulations, including those of the insurance departments of Texas and Kansas, recognize financial reinsurance to the extent it meets specified requirements, including those applicable to the transfer of risk to the reinsurer. The requirements for risk transfer have been the subject of debate in the industry generally. The NAIC adopted a model regulation for reinsurance (the "NAIC Model") and has incorporated these requirements into its accounting guidance for reinsurance agreements entered into after December 31, 1995. The NAIC Model identifies six risk categories (morbidity, mortality, lapse, credit quality, reinvestment and disintermediation) and 17 types of insurance policies, specifies which of these risk categories is significant with respect to each policy type and requires that reinsurance of such policy type transfer all such significant risks. In addition, the NAIC Model requires that transfers of investment risk reflect capital gains and losses. The Company's future reinsurance agreements will be required to comply with the NAIC Model.

     Management believes that the Company's in-force financial reinsurance agreements are in substantial compliance with all applicable state requirements at the present time and effect a valid transfer of risk to the reinsurer. Management further believes that all surplus credits from financial reinsurance (which result from statutory assets or reserve credits recorded to reflect financial reinsurance transactions) are appropriate under the current laws of Texas and Kansas as interpreted by the insurance departments of Texas and Kansas.

REGULATION

     The Company's insurance subsidiaries, except Victory Life, are domiciled in Texas. Victory Life is domiciled in Kansas. One or more of the life insurance subsidiaries is licensed to sell insurance in the District of Columbia and all states, except New York.

     General Regulation. The Company is subject to comprehensive regulation in the various states in which it is authorized to conduct business. The laws of these states establish supervisory agencies with broad regulatory authority to, among other matters, grant and revoke licenses for transacting business, regulate trade practices, establish reserve requirements, regulate the form and content of policies, and prescribe the type and amount of investments permitted. These supervisory agencies periodically examine the business and accounts of the Company's insurance subsidiaries and require them to file detailed annual statements prepared in accordance with statutory accounting practices.

     Increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In addition, legislation has been introduced periodically in Congress which could result in the federal government assuming some role in the regulation of the insurance industry. In recent years, the NAIC has taken initiatives to reduce insurance company insolvencies and market conduct violations. Principal among these are the development of a new model investment law and the codification of statutory accounting standards. State insurance departments will not have to adopt the model investment law in order to be considered accredited by the NAIC. The investment limitations contained therein may impact the Company's insurance subsidiaries if the model investment law is adopted by Texas or Kansas. The NAIC has also approved and recommended to states for adoption model laws related to product design and illustrations. The Company is evaluating its current product portfolio in response to these initiatives. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and its insurance subsidiaries.

     The insurance laws of Texas and Kansas require the insurance subsidiaries to maintain at least $1.4 million and $1.2 million, respectively, in capital stock and statutory surplus. In addition, each of the Company's insurance subsidiaries is subject to the supervision of the regulators of each state in which it is licensed. Such regulators have the discretionary authority, in connection with the continual licensing of any such subsidiary, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, such regulators determine that such subsidiary is not maintaining adequate statutory surplus or capital. The Company does not believe the current or anticipated levels of statutory surplus of its insurance subsidiaries present a material risk that any such regulator would limit the amount of new insurance business that an insurance subsidiary intends to issue.

     Holding Company Regulations. Substantially all states also regulate members of insurance holding company systems. FHC is registered as a holding company system pursuant to such legislation in Texas and Kansas. Generally, under insurance holding company statutes, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company chartered in its state.

     The insurance holding company statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its parent. In many states, such as Texas and Kansas, without the consent of the state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which dividends may be paid. Both states require an insurance company to file a dividend notification within three days of declaration and ten days prior to payment of ordinary dividends.

     Under Texas regulations, interest and principal on any newly-issued surplus debentures may be paid only with prior approval of the Texas Department of Insurance. Surplus debentures issued by the Company's insurance subsidiaries contain payment schedules which have been approved by the Texas Department of Insurance. Therefore, the Company's insurance subsidiaries do not require approval from the Texas Department of Insurance for each payment of principal and interest unless such payments differ from the approved schedule.

     Risk-Based Capital Requirements. The NAIC's risk-based capital ("RBC") rules are used to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula is used by the states as an early warning tool to identify under-capitalized companies for the purpose of initiating regulatory action. The NAIC's RBC model act provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies as follows: (1) Company Action Level, (2) Regulatory Action Level, (3) Authorized Control Level and (4) Mandatory Control Level. Generally, action will be triggered when the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve ("AVR")) to its Authorized Control Level RBC (the "RBC Ratio") falls below 200%. Based upon the Company's calculations, all of its insurance subsidiaries had RBC ratios exceeding 200% at December 31, 1996.

     Texas has its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. The Texas Regulations do not contain "Action Levels" (like those adopted by the NAIC) prescribing certain corrective actions if RBC threshold levels are not met, although the Commissioner of the Texas Department of Insurance does have the power to take similar corrective actions if a company does not maintain the required minimum level of capital and surplus. Under the Texas Regulations, an insurer has met RBC requirements if its admitted assets exceed its liabilities by at least 6%. At December 31, 1996, the Company's Texas insurance subsidiaries' admitted assets exceeded their liabilities by more than the required 6% level.

     Assessments Against Insurers. The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments have increased in recent years and are generally expected to increase in future years. As a result of such assessments, the Company paid approximately $1.2 million and $1.2 million in the years ended December 31, 1996 and 1995, respectively.

     Investment Reserves. Insurance companies are required to establish an AVR which consists of two main components: a "default component", to provide for future credit-related losses on fixed income investments, and an "equity component", to provide for losses on all types of equity investments, including real estate.

Insurance companies are also required to establish an interest maintenance reserve ("IMR"), which is credited with the portion of realized capital gains and losses from the sale of fixed income securities attributable to changes in interest rates. The IMR is required to be amortized against earnings on a basis reflecting the remaining period to maturity of the fixed income securities sold. Any increase in such reserves does not affect GAAP net income, but results in a reduction in statutory surplus, and accordingly, may affect the amount of dividends that may be paid by the Company's insurance subsidiaries.

     Reporting. As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted approximately once every three to five years in cooperation with the departments of two or three other states under guidelines promulgated by the NAIC. College Life was examined as of December 31, 1990; Great Southern and Loyalty Life were examined as of December 31, 1992; Victory Life was examined as of June 30, 1992; and United Fidelity was examined as of June 30, 1995; National Farmers Union is being examined as of December 31, 1995. The results of these examinations did not have a significant impact on the capital and surplus of the Company's insurance subsidiaries.

     There can be no assurance that insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company or on the ability of the Company's subsidiaries to make payments on the surplus debentures or to pay dividends and thus on the Company's ability to service its debt.

EMPLOYEES

     At March 1, 1997, Americo and its wholly-owned subsidiaries employed approximately 420 persons.

ITEM 2. PROPERTIES

     The principal executive offices of the Company are located at 1055 Broadway, Kansas City, Missouri 64105 and the Company's telephone number is
(816) 391-2700.

     The principal operations of the insurance subsidiaries are conducted from Kansas City, Missouri and Dallas, Texas. United Fidelity, College Life, National Farmers Union and Loyalty Life operate from approximately 45,000 square feet of leased office space located at 1055 Broadway, Kansas City, Missouri 64105. The property is leased from Broadway Square Partners, a Missouri limited partnership of which a corporation controlled by the Merriman family is a 50% partner. The lease expires on February 28, 1998.

     Great Southern's operations are conducted from approximately 51,000 square feet of leased office space located at 500 N. Akard, Dallas, Texas 75221. The lease was renewed in May 1995 and expires in May 1997. The Company has entered into a ten year lease for office space at the same location commencing in June 1997.

     Victory Life's operations were conducted in a building owned by the Company in Murfreesburo, Tennessee until July 1996, when Victory Life's operations were relocated to the Company's Kansas City offices. The Company sold the Murfreesburo building in September 1996.

     The Company also has operations in leased office space of approximately 8,000 square feet located at 790 The City South Drive, Orange, California 92668. The lease expires in November 1997.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

     In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial jury awards or settlements. In May 1996, a policyholder of Great Southern filed a complaint in Louisiana state court against Great Southern and an agent of Great Southern (Sharon K. Self and Johnnie W. Self, et al v. Great Southern Life Insurance Company and A.A. Cohn) related to the sale of an interest sensitive whole life policy on a "vanishing premium" basis and seeking unspecified damages. The plaintiffs seek to represent a class of Great Southern policyholders. The suit was removed to the United States District Court for the Middle District of Louisiana and is now proceeding in that court. In February 1997, Great Southern was named a defendant in a lawsuit filed in the Circuit Court of Dade County, Florida related to the sale of universal life policies, and alleging that policyholders were misled regarding the premiums payable for such policies (Irwin Ginsberg v. Jack Goldberg and Great Southern Life Insurance Company). The plaintiff in such lawsuit seeks to represent a class of Great Southern policyholders and claims unspecified compensatory and punitive damages. Because this lawsuit has only recently been served on Great Southern, no responsive pleadings have been filed and the Company is still investigating the matter. Great Southern intends to defend these cases vigorously. There can be no assurance that any future litigation relating to pricing and sales practices will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the outstanding shares of capital stock of the Company are owned by FHC. There is no established public trading market for the Company's capital stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below represent historical results of Americo as if Americo was in existence and had owned the insurance subsidiaries throughout the periods covered herein. The historical financial information for the five years ended December 31, 1996 and at December 31, 1996, 1995, 1994, 1993 and 1992 has been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data set forth below is qualified in its entirety by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            1996       1995(2)      1994(1)        1993         1992
                                            ----       -------      -------        ----         ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF INCOME DATA:
Premiums and policy revenues...........  $  165,602   $  140,130   $  134,225   $  134,856   $  141,910
Net investment income..................     186,725      152,047      130,149      132,327      128,219
Net realized investment gains
  (losses).............................        (120)        (282)      (3,529)       7,584       17,227
Gain on disposition of partnership
  interest.............................      15,825           --           --           --           --
Other income...........................       3,567        2,168          117        6,736        4,057
                                         ----------   ----------   ----------   ----------   ----------
  Total income.........................     371,599      294,063      260,962      281,503      291,413
Policyholder benefits..................     218,659      169,162      151,835      151,907      165,778
Commissions............................      13,473        9,662        8,711        9,355       10,827
Amortization expense...................      29,714       26,666       23,534       22,972       16,945
Interest expense.......................      12,263       10,593        9,254        7,540        8,798
Other operating expenses...............      56,703       47,124       45,110       44,538       40,538
                                         ----------   ----------   ----------   ----------   ----------
Income before provision for income
  taxes................................      40,787       30,856       22,518       45,191       48,527
Provision for income taxes.............      13,513       11,126        9,159       16,190       16,266
                                         ----------   ----------   ----------   ----------   ----------
Income before extraordinary loss.......      27,274       19,730       13,359       29,001       32,261
Extraordinary loss.....................          --           --           --         (798)      (2,625)
                                         ----------   ----------   ----------   ----------   ----------
Net income.............................  $   27,274   $   19,730   $   13,359   $   28,203   $   29,636
                                         ==========   ==========   ==========   ==========   ==========
Net income applicable to common stock
  per common share:
  Income before extraordinary loss.....  $ 2,727.40   $ 1,973.00   $ 1,335.90   $ 2,900.10   $ 3,226.10
  Extraordinary loss...................          --           --           --       (79.80)     (262.50)
                                         ----------   ----------   ----------   ----------   ----------
  Net income...........................  $ 2,727.40   $ 1,973.00   $ 1,335.90   $ 2,820.30   $ 2,963.60
                                         ==========   ==========   ==========   ==========   ==========
Average common shares outstanding......          10           10           10           10           10
                                         ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
Total investments......................  $2,018,852   $2,014,634   $1,582,592   $1,710,165   $1,545,736
Total assets...........................   2,830,710    2,459,805    1,994,628    2,056,167    1,914,514
Total debt.............................     133,312      133,451      100,702      100,736       80,770
Total liabilities......................   2,623,688    2,269,042    1,844,632    1,897,332    1,804,027
Stockholder's equity...................     207,022      190,763      149,996      158,835      110,487

-------------------------
(1) On February 28, 1994, the Company sold its investment in 100% of the common stock of PFS Holding Company ("PFSH") and its wholly-owned subsidiary, Premium Financing Specialists, Inc. to FHC.

(2) On July 10, 1995, the Company acquired all of the outstanding common stock of Victory Life.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     The following discussion analyzes significant items affecting the results of operations and the financial condition of the Company. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

GENERAL

     The Company is engaged in the life insurance and tax-qualified annuity business and has sought to improve profitability by pursuing a strategy of selective acquisitions and the issuance of profitable new business. Historically, the Company's objective had been to increase the volume of life insurance in force through the acquisition of companies and blocks of business. With the acquisition of Great Southern in 1989, the Company decided to supplement this growth by developing its marketing and distribution systems to generate sales of new business. The volume of insurance in force has increased 49% from $18.5 billion in 1989 to $27.6 billion in 1996. The growth since 1989 has been a result of a combination of acquisitions, reinsurance assumed and new business. The growth in the Company's volume of life insurance inforce for the last three years is summarized in the following table.

                                                             1996     1995     1994
                                                             ----     ----     ----
                                                                  (IN BILLIONS)
Beginning of year balance................................    $26.9    $23.0    $23.5
Insurance business acquired or assumed...................      2.0      4.7       --
New business written.....................................      2.1      2.0      2.5
Terminations.............................................     (3.4)    (2.8)    (3.0)
                                                             -----    -----    -----
End of year balance......................................    $27.6    $26.9    $23.0
                                                             =====    =====    =====

     The Company's generation of new business increased in each of the three years ended December 31, 1996. Annualized annuity premiums increased significantly as a result of an increase in tax-qualified business written in connection with a joint venture arrangement entered into by the Company in 1993. The following table summarizes the Company's sales in terms of annualized premiums:

                                                             1996     1995     1994
                                                             ----     ----     ----
                                                                  (IN MILLIONS)
Life insurance premiums..................................    $23.1    $20.1    $24.8
Annuity premiums.........................................     52.6     49.2     38.5
                                                             -----    -----    -----
                                                             $75.7    $69.3    $63.3
                                                             =====    =====    =====

     The Company intends to continue its focus on the sale of interest-sensitive life insurance and annuity products through its marketing and distribution systems. In addition, the Company may also pursue selected acquisitions of blocks of life insurance business and life insurance companies.

YEAR TO YEAR COMPARISONS

     In 1995 and 1996, the Company entered into significant transactions which impacted its results of operations and balance sheet. In July 1995, the Company acquired all the outstanding common stock of Victory Life for $42.8 million. In connection with the purchase of Victory Life, the Company reinsured all the insurance business of Kansas Life, the former parent of Victory Life. The Victory Life and Kansas Life transactions added approximately $270.0 million of insurance liabilities and $32.9 million of notes payable to the Company's consolidated balance sheet. The insurance business of Victory Life and Kansas Life is collectively referred to as Victory Life in the following discussion. The results of operations of Victory Life are included in the Company's results of operations for the period from the date of acquisition.

     In October 1995, in connection with administrative agreements entered into with Ohio Casualty and Ohio Life, an unaffiliated company reinsured 100% of the insurance business of Ohio Life on a coinsurance basis. This unaffiliated company reinsured certain risks on these same liabilities to Great Southern on a modified coinsurance basis. In July 1996, the Company entered into similar agreements with Fremont Life. The invested assets related to the reinsured business are owned by the unaffiliated company. The Company has offset the receivable from the unaffiliated company against its liabilities under the modified coinsurance agreement in the Company's consolidated balance sheet. At December 31, 1996 and 1995, the reinsured business, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $774 million and $347 million, respectively. The earnings from these transactions are included in the Company's results of operations from the dates of the agreements.

     The effects of the above transactions, collectively referred to as the Acquisitions, on the individual income statement components, excluding the costs of financing, are as follows (in millions):

                                                              1996    1995
                                                              ----    ----
Premiums and policy revenues................................  $40.3   $11.0
Net investment income.......................................   55.2    14.3
Other income................................................    0.1     0.5
Policyholder benefits.......................................   67.6    18.3
Commissions.................................................    3.9     0.5
Amortization expense........................................    3.6     1.3
Other operating expenses....................................    7.8     1.1

     The operating expenses in the above table include only the direct expenses related to providing administration for the policies and assets of the Acquisitions. The operating expenses shown do not include any allocation of indirect or overhead expenses.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Income before provision for income taxes increased $9.9 million to $40.8 million in 1996 from $30.9 million in 1995. The primary reasons for the net increase were (i) income from the Acquisitions and (ii) gain from the disposition of the Company's interest in GSSW, partially offset by (iii) a decrease in net investment income, (iv) an increase in death benefits and (v) an increase in other operating expenses. The items and significant changes in individual income statement components are discussed in more detail below.

     Premiums and policy revenues. Premiums and policy revenues totalled $165.6 million in 1996 compared to $140.1 million in 1995. Adjusting for the Acquisitions, premiums and policy revenues decreased $3.8 million from 1995 to 1996.

     Because the Company currently writes little new traditional business, traditional premiums will decrease as the amount of in-force traditional business decreases. Excluding the traditional premiums of $27.8 million in 1996 and $8.7 million in 1995 attributable to the Acquisitions, traditional premiums decreased $2.8 million from 1995 to 1996. Policy revenues consist of mortality, administration and surrender charges on interest sensitive life and annuity products. Excluding the policy revenues of the Acquisitions of $12.5 million in 1996 and $2.3 million in 1995, policy revenues decreased $1.0 million from 1995 to 1996. Policy revenues in 1995 included $0.4 million of nonrecurring surrender charges related to certain group life annuities. Collected premiums on interest-sensitive and annuity products increased by $69.4 million from 1995 to 1996. This increase in collected premiums is not reflected in premiums and policy revenues because GAAP requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue.

     Net investment income. Net investment income increased $34.7 million to $186.7 million in 1996 from $152.0 million in 1995. Excluding the investment income of the Acquisitions, investment income decreased $6.1 million, primarily attributable to (i) a decrease in income of the Company's equity subsidiaries and (ii) changes in expected prepayments on mortgage-backed securities.

     The Company's share of earnings from its equity subsidiaries decreased from $9.4 million in 1995 to $5.5 million in 1996 as a result of a reduction in gains on the sale of real estate by GSSW in 1996 compared to 1995 and increased expenses at the Company's other equity subsidiaries. Gains from the sale of real estate by GSSW added $1.2 million to investment income in 1996 compared to $3.3 million in 1995. Income from the Company's investment in Argus decreased in 1996 due to increased systems development costs incurred by Argus.

     Management continually evaluates the expected prepayments of the mortgage-backed securities portfolio to more accurately reflect expected paydowns on the securities as market interest rates change. In 1996, interest rates increased, reducing the expected prepayment rate. In 1995, expected prepayments of the portfolio were accelerated as interest rates had declined. As a result of the changes in expected prepayments, amortization of premiums and accretion of discounts were accelerated in 1995, causing an increase in net investment income of $1.3 million in 1995. The decrease in investment income in 1996 from the reduced expected prepayment rate was offset by discounts recognized upon the early repayment on certain of the Company's mortgage loans.

     Gain on disposition of partnership interest. In December 1996, in a transaction negotiated with the party owning the other 50% interest in GSSW, the Company disposed of its 50% interest in GSSW in exchange for cash of $22.6 million and 100% interests in several real estate limited partnerships formerly owned by GSSW. The Company recorded the limited partnerships at their aggregate historical book value of $18.7 million and recorded a gain of $15.8 million on the transaction.

     Other income. Other income in 1996 and 1995 included $2.5 million and $1.2 million, respectively, of gains from the sales of blocks of accident and health business owned by the Company.

     Policyholder benefits. Policyholder benefits were $49.5 million higher in 1996 than in 1995. Excluding the effects of the Acquisitions, policyholder benefits increased $0.2 million from 1995 to 1996. This increase in policyholders benefits resulted from increased death benefits, partially offset by a lower increase in benefit reserves in 1996 compared to 1995. The Company experienced an unusually high level of death benefits during the first half of 1996, including a small number of policies with very large face amounts which had offsetting benefit reserve releases. Lower benefit reserve increases in 1996 also resulted from the decrease in traditional premiums.

     Amortization expense. Amortization expense increased $3.0 million in 1996 to $29.7 million, including an increase of $2.3 million related to the Acquisitions. Included in amortization expense is an adjustment to deferred policy acquisition costs and the cost of business acquired assets of $3.2 million in 1996 and $4.0 million in 1995. These adjustments result from revisions made to the Company's estimate of future gross profits of its interest sensitive life and annuity policies. Under GAAP, deferred policy acquisitions costs and the cost of business acquired assets on interest-sensitive life products are amortized based on the estimated future gross profits of the related policies.

     Interest expense. Interest expense increased $1.7 million to $12.3 million in 1996 from $10.6 million in 1995. Average outstanding indebtedness was $133.5 million with an average cost of 9.19% in 1996 compared to average outstanding indebtedness of $116.5 million with an average cost of 9.10% in 1995. Average outstanding indebtedness was higher in 1996 than 1995 due to the issuance of $32.8 million of notes payable in connection with the acquisition of Victory Life in July 1995.

     Other operating expenses. Other operating expenses increased to $56.7 million in 1996 from $47.1 million in 1995. The increase in other operating expenses primarily resulted from increased expenses associated with servicing the policies of the Acquisitions. Other operating expenses also increased in 1996 as a result of increased product development and marketing expenses, partly in connection with the Ohio Life and Fremont Life marketing alliances.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Income before provision for income taxes increased $8.4 million to $30.9 million in 1995 from $22.5 million in 1994. The primary reasons for the increase, in addition to the Acquisitions were (i) an increase in net investment income, (ii) a decrease in net realized investment losses, and
(iii) a decrease in death benefits. These items and significant changes in individual income statement components are discussed in more detail below.

     Premiums and policy revenues. Premiums and policy revenues totalled $140.1 million in 1995 compared to $134.2 million in 1994.

     Because the Company currently writes little new traditional business, traditional premiums will decrease as the amount of in-force traditional business decreases. After subtracting the effect of the Acquisitions, traditional premiums decreased $5.5 million in 1995. This decrease was partially offset by an increase in policy revenues on interest-sensitive and annuity products. Collected premiums on interest-sensitive and annuity products increased by $26.3 million in 1995. This increase in collected premiums is not reflected in premiums and policy revenues because GAAP requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue.

     Net investment income. Net investment income increased $21.9 million from $130.1 million in 1994 to $152.0 million in 1995. The increase, excluding the investment income of the Acquisitions, is attributable to (i) changes in expected prepayments on mortgage-backed securities, (ii) an increase in income of the Company's equity subsidiaries and (iii) an increase in interest earned on short-term investments.

     In 1995, expected prepayments of the portfolio were accelerated as interest rates had declined. In 1994, interest rates increased, reducing the expected prepayment rate. As a result of the changes in expected prepayments, amortization of premiums and accretion of discounts were accelerated in 1995, causing an increase in net investment income of $1.4 million in 1995 compared to 1994.

     The Company's share of earnings from its equity subsidiaries increased to $9.4 million in 1995 from $7.1 million in 1994. The increase in earnings from equity subsidiaries resulted primarily from an increase in operating income on real estate owned by GSSW and $3.3 million of gains from the sale of real estate for the year ended December 31, 1995 compared to $1.2 million of gains on mortgage loan paydowns in 1994. Additionally, earnings from the Company's other equity subsidiaries improved in 1995.

     Net investment income earned on short-term investments increased $2.1 million in 1995 primarily due to an increase in the interest rate earned on short-term investments of approximately 200 basis points over 1994.

     Net realized investment gains (losses). In 1995, the Company recorded net realized investment losses of $0.3 million on sales of $392.6 million compared to net realized investment losses of $2.0 million on sales of $264.7 million in 1994. The decrease in net realized investment losses incurred reflects increased market values of the Company's investment portfolio in 1995. Additionally, the Company recognized a $1.5 million loss in 1994 on the write-down of its investment in ImmunOnc, Inc., a related party.

     Other income. Other income in 1995 includes a $1.2 million gain on the sale of a block of accident and health business owned by the Company.

     Policyholder benefits. Policyholder benefits were $17.3 million higher in 1995 than in 1994. Excluding the effects of the Acquisitions, policyholder benefits decreased $1.0 million from 1994 to 1995. The primary reason for the reduction in policyholder benefits is a decrease in death benefits of $2.0 million. The Company experienced unusually high mortality in the first three months of 1994. Death benefits for the last nine months of 1994 and throughout 1995 returned to levels expected by the Company.

     Amortization expense. Amortization expense increased $3.2 million from $23.5 million in 1994 to $26.7 million in 1995. Excluding the effects of the Acquisitions, amortization expense increased $1.8 million from 1994 to 1995. This increase is a result of the revisions by the Company of its estimates of future gross profits on interest-sensitive life products in 1994 and 1995. Under GAAP, deferred policy acquisitions costs and the cost of business acquired on interest-sensitive life products are amortized based on the estimated future gross profits of the related policies. As a result of these revisions, the amortization of deferred policy acquisition costs and cost of business acquired increased $4.0 million in 1995 compared to an increase of $0.9 million in 1994.

     Interest expense. Interest expense increased $1.3 million to $10.6 million in 1995 from $9.3 million in 1994. The increase is due to approximately $32.8 million of notes payable issued in connection with the acquisition of Victory Life in July 1995. The average interest rate on this newly issued debt during 1995 was 7.09%. See Note 7 to the Consolidated Financial Statements of the Company, included elsewhere in this Form 10-K, for further explanation of the terms of the newly issued debt.

     Provision for income taxes. The provision for income taxes decreased from a rate of 40.7% of pre-tax income in 1994 to 36.1% of pre-tax income in 1995. In 1994, the Company recorded additional income tax expense of $1.3 million due to increasing the valuation allowance of deferred tax benefits which may not be recoverable in the future. Additionally, in 1994 the Company recorded income tax expense of $0.5 million with respect to a final settlement with the IRS regarding examinations of certain subsidiaries.

FINANCIAL CONDITION AND LIQUIDITY

     Liquidity. The liquidity needs of Americo, whose principal assets are investments in its insurance subsidiaries, are dependent upon receipt of sufficient funds from its subsidiaries. The cash requirements of Americo consist of debt service requirements on notes payable, amounts due FHC under Advisory and Data Processing Agreements with FHC and its own operating expenses. These cash requirements are met by payments of principal and interest on surplus debentures issued by United Fidelity and dividends from United Fidelity. Americo also receives payments under investment advisory and data processing agreements with the insurance subsidiaries which permit Americo to recover a portion of the amounts paid by it under similar agreements with FHC. On a stand-alone basis, Americo had $12.8 million of cash and cash equivalents and marketable equity securities at December 31, 1996 available for debt service and other corporate requirements.

     The Company has outstanding the $100.0 million senior subordinated notes it issued in 1993. These senior subordinated notes bear interest at 9.25% and mature in May 2005. The notes are redeemable at the option of the Company beginning in 1998. The redemption prices are in excess of par in 1998 and 1999.

     In connection with the acquisition of Victory Life in July 1995, the Company issued notes payable totalling $32.9 million. The Company borrowed $21.0 million under a $70.0 million credit agreement with a syndicate of banks and issued notes payable with face amounts totalling $17.0 million to the seller of Victory Life. The credit agreement, as amended in December 1996 and February 1997, is a revolving credit facility until December 1999; amounts then outstanding convert into a term loan repayable in six equal semi-annual installments. Amounts outstanding under the credit agreement bear interest at either a bank prime rate or 7/8% over a LIBOR rate. At December 31, 1996, the discounted value of the notes payable that were issued to the seller of Victory Life was $11.6 million, assuming an average effective rate of 11.6%. $5.0 million of the $17.0 million face amount matures in 2015; the remaining $12.0 million of notes is payable in 24 equal semi-annual installments which began in 1995.

     At December 31, 1996, United Fidelity has four surplus debentures payable to Americo with an aggregate outstanding unpaid balance of $137.8 million. The surplus debentures have been approved by the Texas Department of Insurance. The surplus debentures contain restrictions which prevent United Fidelity from making principal and interest payments if such payments reduce United Fidelity's statutory capital and surplus below an amount specified in the surplus debenture agreements. The most restrictive minimum surplus requirement contained in the surplus debentures is $37.5 million; United Fidelity's capital and surplus at December 31, 1996 was $86.7 million. Any future payment of principal or interest on such surplus debentures will be limited by the ability of the subsidiaries of United Fidelity to pay dividends to United Fidelity and may be further limited by United Fidelity's RBC requirements. The Company does not believe that United Fidelity will have any difficulty in meeting its obligations under these surplus debentures in the foreseeable future.

     The terms of the surplus debentures have been established to provide for the payment of principal and interest to Americo in amounts sufficient to make payments on the Company's external debt in accordance with their payment schedules. The surplus debentures and their payment schedules have been approved by the Texas Department of Insurance; therefore, each scheduled payment will not require the approval of the Texas Department of Insurance.

     In order to meet its obligations under the surplus debentures, United Fidelity uses funds generated by its direct and assumed insurance operations and dividends from its insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions. The insurance holding company statutes in Texas and Kansas regulate payment of dividends by an insurance company to its parent. Without the consent of the states' insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Additionally, an insurance company is required to notify the respective insurance department ten days prior to the payment of ordinary dividends.

     The ability of the life insurance subsidiaries to pay dividends is also affected by the AVR and IMR, as these statutory reserves directly impact capital and surplus of the life insurance subsidiaries. Also, the need to maintain an RBC ratio in excess of minimum requirements could affect the dividend paying ability of a life insurance subsidiary.

     The principal sources of liquidity for the Company's insurance subsidiaries are premium receipts, net investment income received and net proceeds from investments that have been sold or matured or from mortgage loans that have been repaid. Cash flows from premiums received and investment income are generally sufficient to meet the obligations which consist of the payment of claims and benefits on insurance policies, purchases of investments and the payment of operating expenses. Although there is no intent to dispose of investments at this time, the Company's investments are substantially in readily marketable securities.

     The Company has structured its interest-sensitive life insurance and annuity products to include substantial surrender charges so as to reduce the probability of unexpected increases in policy or contract surrenders, which would create a need for increased liquidity. At December 31, 1996, approximately 90% of the reserves for interest-sensitive life insurance products were for policies with surrender charges or otherwise not subject to discretionary withdrawal by the policyholder.

     The Company believes that its investment portfolio will allow it to satisfy all existing contractual obligations to policyholders. At December 31, 1996, the Company's investment portfolio included cash and short-term investments totalling $96.1 million, marketable equity securities totalling $48.3 million as well as $380.2 million in U.S. Treasury and government securities, mortgage-backed securities and asset-backed securities and $290.1 million of corporate bonds classified as available for sale that management believes could be readily converted to cash.

     Financial condition. Stockholder's equity increased to $207.0 million at December 31, 1996 from $190.8 million at December 31, 1995. The increase was the result of net income of $27.3 million, a decrease in net unrealized investment gains of $9.0 million, and a $2.0 million dividend to FHC. Net unrealized investment losses in 1996 were recorded due to the decline in the market value of the Company's available for sale fixed maturity securities, partially offset by unrealized gains on marketable equity securities. See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the components of the change in net unrealized investment gains.

     The policy liabilities related to the Ohio Life and Fremont Life business totalled approximately $774.0 million and $348.0 million at December 31, 1996 and 1995, respectively. As Great Southern completes the assumption of these policies, these liabilities will become direct liabilities of Great Southern and will be recorded on the Company's consolidated balance sheet. As of December 31, 1996, Great Southern had completed the assumption of policies with liabilities totalling $245.4 million.

     Statutory capital and surplus of the Company's insurance subsidiaries at December 31, 1996 includes $42.9 million relating to financial reinsurance agreements which is not included in stockholder's equity on a GAAP basis.

     Financial reinsurance treaties between National Farmers Union and an unrelated reinsurer contain statutory minimum surplus requirements and require National Farmers Union to place securities in an escrow account ($273.4 million at December 31, 1996) to secure National Farmers Union's obligations to the reinsurer. National Farmers Union is restricted from declaring dividends if adjusted surplus is less than $27.5 million. Adjusted surplus is defined in the treaties as statutory capital and surplus plus the AVR less the admitted asset value of all affiliated investments. At December 31, 1996, National Farmers Union had adjusted surplus of $36.5 million.

     Investment Portfolio. The Company has what it considers to be a conservative investment philosophy. The Company's investment portfolio is designed to match investment maturities as closely as possible to the projected cash flow requirements of the Company's outstanding liabilities. The Company's policy is to have a substantial portion of its investment portfolio in fixed income securities with call protection.

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Guide) which, among other things, provided entities with a one time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category.

     The NAIC assigns securities quality ratings called "NAIC designations" that are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and S&P and Moody's ratings at December 31, 1996:

                                              EQUIVALENT                                    TOTAL
         S&P                  MOODY'S            NAIC         HELD TO       AVAILABLE      CARRYING
      RATING(1)              RATING(1)        RATING(1)     MATURITY(2)    FOR SALE(3)      AMOUNT      PERCENTAGE
      ---------              ---------        ----------    -----------    -----------     --------     ----------
                                                                                (IN THOUSANDS)
Investment grade:
AAA...................          Aaa                 1        $372,649       $381,345      $  753,994       49.4%
AA....................     Aa1, Aa2, Aa3            1          83,520         75,499         159,019       10.4
A.....................       A1, A2, A3             1         296,676        113,376         410,052       26.8
BBB...................    Baa1, Baa2, Baa3          2         100,747         93,788         194,535       12.7
                                                             --------       --------      ----------      -----
Subtotal..............                                        853,592        664,008       1,517,600       99.3%
Non-investment grade:
BB or below...........      Ba1 or below         3, 4           3,859          6,266          10,125        0.7%
                                                             --------       --------      ----------      -----
Total fixed maturity
  investments.........                                       $857,451       $670,274      $1,527,725      100.0%
                                                             ========       ========      ==========      =====

-------------------------
(1) The ratings set forth above are based on the ratings assigned by S&P and Moody's Investors Service, Inc. ("Moody's"). If S&P's ratings were unavailable, ratings assigned by Moody's were used. If ratings assigned by S&P and Moody's were not equivalent, securities were categorized in this table based upon the rating assigned by S&P. Bonds not rated by S&P or Moody's are classified for the purpose of the table according to the rating assigned to them by the NAIC as follows: NAIC class 1 is included in the "A" rating; class 2, in "BBB" and class 3, "BB or below".

(2) Carrying amount is amortized cost. The market value of "Held to Maturity" securities at December 31, 1996 was $847.8 million.

(3) Carrying amount is market value. The amortized cost of "Available for Sale" securities at December 31, 1996 was $671.8 million.

     The Company continually reviews its non-investment grade debt securities (NAIC designations 3 through 6) for evidence of declines in value which are other than temporary. The Company does not anticipate any material increase in its investments in non-investment grade debt securities. At December 31, 1996, the Company's investment portfolio contained no securities which were in default as to principal or interest.

     The Company maintains a mortgage-backed securities ("MBS") portfolio, which consists of "pass-through" obligations and collateralized mortgage obligations ("CMOs"). Approximately 90% of the MBS portfolio consists of securities or pools of securities guaranteed by the U.S. government, including those issued by Government National Mortgage Association, or those issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

     The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying mortgages at speeds slower or faster than anticipated at the time of their purchase. The degree to which a security is at risk to either increases or reductions in yield is influenced by the difference between its carrying value and par value, the relative sensitivity of the underlying mortgages to prepayment in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

     The Company manages the yield and cash flow variability of its MBS portfolio by (i) purchasing securities backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value),
(ii) avoiding securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities) and (iii) concentrating on securities with prepayment protected structures (such as planned amortization class CMO's). See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for a summary of the Company's investments in CMO's.

     At December 31, 1996, approximately $184.3 million in carrying value of the Company's investment portfolio consisted of mortgage loans, which were collateralized primarily by multi-family apartments, office buildings and retail properties located in 33 states. Approximately 39% of the portfolio was multi-family apartments, 23% was office buildings, 25% was retail space and 13% was other types of properties. At December 31, 1996, approximately 21% of the mortgage loan portfolio was secured by properties in Texas, and 21% in Missouri and 11% in Kansas. No more than 10% of the remaining portfolio was secured by properties in any one state.

     At December 31, 1996, only 1.9% of the mortgage loan portfolio consisted of loans with balloon payments that mature before January 1, 1998. At December 31, 1996, mortgage loans delinquent by more than 90 days, as determined on a contract delinquency basis, totalled approximately $0.2 million, which constituted 0.1% of mortgage loans and was 0.01% of cash and invested assets. Loans foreclosed upon and transferred to real estate owned in the Company's consolidated balance sheet totalled $1.6 million, or less than 1% of total mortgage loans at December 31, 1996. The favorable default experience is principally attributed to the Company having been selective in the purchase of mortgages in connection with acquisitions of its life insurance subsidiaries. In light of the current market interest rate environment, the Company may experience prepayments on its mortgage loan portfolio, thus reducing its yield on such portfolio. The Company plans to continue applying its historical underwriting standards to future investments in mortgage loans.

     Real estate investments were only 1.1% of the carrying value of the Company's cash and invested assets at December 31, 1996.

     Non-Insurance Subsidiaries. During 1996, Americo received a dividend from Argus consisting of $8.0 million of cash and a $1.5 million note receivable from Broadway Square Partners, a related party. Americo used $4.5 million of the cash received to purchase a 50% interest in Hereford LLP, which owns and manages the building leased by Argus. Hereford LLP was formed in 1996 to purchase the building which was previously owned by Argus.

     Subsequent Event. In January 1997, the Company entered into a stock purchase agreement to acquire The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("IGL") from an unrelated party for a purchase price of approximately $330.0 million, subject to certain purchase price adjustments. The acquisition will be financed by a combination of internal funds and reinsurance. At December 31, 1996, Ohio State and IGL had assets of $1,099.0 million and liabilities of $767.0 million. The closing of the acquisition is contingent upon obtaining regulatory approvals from applicable state insurance departments.

     Immediately following the acquisition, Ohio State and IGL will reinsure 100% of their insurance liabilities to an unaffiliated reinsurer (the "Reinsurer") on a coinsurance basis. Ohio State and IGL will transfer approximately $685.0 million of assets to the Reinsurer and will receive a ceding commission of $133.0 million from the Reinsurer. The Reinsurer will reinsure certain risks on a 70% quota share of the same insurance liabilities to Great Southern on a modified coinsurance basis, which provides that the Reinsurer retains the assets and liabilities. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. After that time, the Reinsurer will receive 30% of the statutory profits from the reinsured policies.

     The acquisition of Ohio State and IGL will be accounted for using the purchase method of accounting. The direct policy liabilities will be included on the Company's balance sheet. The assets retained by the Reinsurer will be included on the Company's balance sheet as a receivable from the Reinsurer.

     The Company is in negotiations with an unrelated party to sell Loyalty Life. In December 1996, the insurance business of Loyalty Life was reinsured to National Farmers Union, leaving approximately $7.0 million of net assets in Loyalty Life. The sale of Loyalty Life will have no adverse affect on ongoing operations of the Company.

EFFECTS OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

     In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing, and new accounting requirements for pledged collateral. SFAS 125 is effective for transactions occurring after December 31, 1996. The implementation of portions of this statement with respect to accounting for pledged collateral, repurchase agreements and similar transactions was deferred for one year by SFAS No. 127 "Deferral of the Effective Date of Certain Provision of the FASB Statement No. 125" issued in December 1996. Implementation of these new accounting standards is not expected to have a material impact on the consolidated financial statements of the Company.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

     Management does not believe that inflation has had a significant effect on its consolidated results of operations.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would increase over time as it prices its new and renewing interest-sensitive and investment products to maintain generally competitive market rates. Management would seek to place new funds in investments which were matched in duration to, and higher yielding than, its liabilities. Management believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating rate instruments or reverse repurchase agreements on the Company's substantial mortgage-backed securities portfolio, thereby avoiding the sale of fixed rate assets in an unfavorable bond market.

     In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its interest-sensitive and investment products. Should increased liquidity be required for withdrawals, management believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening which would be expected in the bond market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements for the three years ended December 31, 1996 and the related report of independent accountants thereon are set forth at pages F-2 to F-31 hereof and are incorporated herein by reference. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors and Executive Officers are as follows:

                 NAME                    AGE                         POSITION
                 ----                    ---                         --------
Michael A. Merriman....................  39    Chairman of the Board
Gary L. Muller.........................  50    President, Chief Executive Officer and Director
Timothy S. Sotos.......................  48    Director
Donna H. Kinnaird......................  45    Senior Vice President, Chief Operating Officer --
                                               Kansas City
Gary E. Jenkins........................  39    Senior Vice President, Chief Financial Officer and
                                               Treasurer
Mark K. Fallon.........................  42    Senior Vice President and Assistant Secretary --
                                               Investments
David F. Hill..........................  42    Senior Vice President and Chief Marketing Officer

     Americo's current Board of Directors consists of three directorships. Each director of Americo, except Timothy S. Sotos, was elected to such position in 1992 in connection with the Company's incorporation. Michael A. Merriman and Gary L. Muller are also directors of FHC. The executive officers of Americo are elected by the Board of Directors from time to time as it deems necessary or advisable, and are subject to removal by the Board.

     All executive decisions, including decisions concerning executive officer compensation, are made by the Board of Directors. No member of the Board receives any compensation, other than reimbursement for travel expenses, for services as such.

CERTAIN INFORMATION ABOUT OFFICERS

     Michael A. Merriman was elected Chairman of the Board, effective November 1, 1995, of Americo, FHC and several of its subsidiaries, including all of Americo's insurance subsidiaries. Previously, Mr. Merriman served as a director and officer of all these same entities.

     Gary L. Muller is President and Chief Executive Officer and a director of Americo. Mr. Muller is also a director and officer of FHC and of several of its subsidiaries, including all of Americo's insurance subsidiaries.

     Timothy S. Sotos was elected as a director of Americo on November 1, 1995. He also serves as a director of all of the insurance subsidiaries. He is the Chairman of the Board and Executive Vice President of Clinical Reference Laboratory, which is 80% owned by the Merriman family. He is the brother-in-law of Michael A. Merriman.

     Donna H. Kinnaird is Senior Vice President and Chief Operating Officer of Americo and has been Senior Vice President of its insurance subsidiaries since August 1989. In 1994, she assumed the position of Chief Operating Officer of the Kansas City-based insurance companies. She served as Chief Financial Officer from 1989 to 1994.

     Gary E. Jenkins has served as Senior Vice President and Chief Financial Officer of Americo since July 1994. He became Treasurer of Americo and the insurance subsidiaries on November 1, 1995. From June 1993 to July 1994, Mr. Jenkins provided financial consulting services to Aachen Holdings Inc. (former shareholder of Academy Life Insurance Company). He served as Chief Financial Officer of Academy Life Insurance Company for six years before it was acquired by Providian Corporation in January 1993.

     Mark K. Fallon became Senior Vice President and Assistant Secretary -- Investments of Americo and all of the life subsidiaries on November 1, 1995. Previously, he served as Vice President of Americo and all of the life subsidiaries since 1993. He was the Director of Investments of American General Corporation from July 1987 to April 1993.

     David F. Hill became Senior Vice President and Chief Marketing Officer of Americo and all of the life insurance subsidiaries on July 1, 1996. Previously, he was Senior Vice President of ReliaStar Financial

Corporation from September 1993 to March 1996. He served as President and Chief Executive Officer of Pierce National Life from July 1992 to September 1993.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to (i) the Chief Executive Officer of the Company and (ii) the other five most highly compensated Executive Officers of the Company for the three years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                     NAME AND                               --------------------      ALL OTHER
               PRINCIPAL OCCUPATION                  YEAR   SALARY(2)    BONUS     COMPENSATION(1)
               --------------------                  ----   ---------    -----     ---------------
Gary L. Muller.....................................  1996   $462,000    $350,000       $ 3,203
President, Chief Executive Officer                   1995    462,000     350,000         3,140
  and Director                                       1994    462,000(3)       --         1,992
Michael A. Merriman................................  1996    363,000          --         3,203
Chairman of the Board                                1995    363,000          --         3,186
                                                     1994    363,000          --         1,020
Donna H. Kinnaird..................................  1996    190,000     175,000         3,203
Senior Vice President and                            1995    190,000     150,000         3,186
  Chief Operating Officer -- Kansas City             1994    185,524     100,000         1,041
Gary E. Jenkins....................................  1996    175,000     175,000         3,203
Senior Vice President,                               1995    175,000     150,000           186
  Chief Financial Officer and Treasurer              1994     63,717      50,000        44,321
Mark K. Fallon.....................................  1996    155,000     150,000         3,203
Senior Vice President and                            1995    155,000     150,000         3,186
  Assistant Secretary -- Investments                 1994    155,000     100,000            --

-------------------------
(1) Includes amounts contributed by the Company for the benefit of the person identified under the Company's Savings Plan (as hereinafter defined) and Supplemental Accidental Death and Dismemberment coverage. Includes relocation and tax reimbursement in 1994 for Gary E. Jenkins.

(2) The 1994 salary amounts include the following amounts paid in 1993 as prepayment of 1994 salaries: Gary L. Muller -- $462,000 and Michael A. Merriman -- $363,000. These amounts were expensed in the Company's financial statements in 1994.

(3) The 1994 salary amount for Gary L. Muller does not include $300,000 paid to him by FHC in 1994 as a prepayment on his 1995 salary. The Company reimbursed FHC for this amount and recorded the related salary expense in 1995.

     Supplemental Accidental Death and Dismemberment coverage in the amount of $500,000 is provided for all senior officers of Americo and its subsidiaries that hold the following named positions: Vice President, Senior Vice President, Executive Vice President, President, Chief Executive Officer and Chairman of the Board. Currently, this policy covers approximately 35 employees of Americo and its subsidiaries.

     Executive officers hold no outstanding options to purchase the Company's stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 10,000 shares of Common Stock outstanding at March 25, 1997 all of which were beneficially owned by FHC, whose principal executive offices are located at 300 West 11th Street, Kansas City, Missouri 64105 and whose phone number is (816) 391-2000. The Company has no other outstanding shares of capital stock.

     The following table sets forth certain information with respect to beneficial ownership by Directors and Executive Officers of Americo, named in
Item 11 "Summary Compensation Table" above, of FHC's Common Stock.

                                                                      AMOUNT AND NATURE
                                                                        OF BENEFICIAL        ACTUAL PERCENT
TITLE OF CLASS               NAME OF BENEFICIAL OWNER                     OWNERSHIP             OF CLASS
--------------               ------------------------                 -----------------      --------------
Common Stock      Michael A. Merriman............................          112,000(1)             29.8%
                  Timothy S. Sotos...............................           49,800(2)             13.3%
                  Gary L. Muller.................................           52,500(3)             14.0%
                  All directors and executive officers as a
                  group..........................................          214,300                57.1%

-------------------------
(1) Includes (i) 40,000 shares held in irrevocable trust of Elaine A. Merriman for the benefit of Michael A. Merriman and Marybeth Merriman Sotos (the wife of Timothy S. Sotos), of which trust Michael A. Merriman is the sole Trustee with sole voting and investment power and (ii) 9,000 shares held as Custodian for Jack D. Merriman, II, over which shares Michael A. Merriman has sole voting and investment power.

(2) Includes (i) 40,500 shares owned by Marybeth Merriman Sotos and (ii) 9,300 shares held as Custodian for Maryelaine Sotos, Timothy J. Sotos and James P. Sotos, over which shares Timothy S. Sotos has sole voting and investment power.

(3) During 1995, FHC paid Mr. Muller $234,944 for an option to acquire 17,301 of these shares at a per share price of $188.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH FHC

     Americo or one of its subsidiaries have the following agreements with FHC or its affiliates, none of which may be deemed the result of arm's length negotiations between independent parties.

     Advisory Agreement. The Company appointed FHC to act as investment advisor on a non-exclusive basis to the Company and its wholly-owned insurance subsidiaries pursuant to an advisory agreement between the Company and FHC ("Advisory Agreement"). Under the Advisory Agreement, FHC supervises and directs the composition of the investment portfolios of the Company and its insurance subsidiaries in accordance with their respective objectives and policies. For its services under the Advisory Agreement, FHC is paid in advance a quarterly fee based on the aggregate statutory book value of the investable assets of the Company and its subsidiaries as of the end of the prior fiscal quarter. Under this formula the fee paid for the year ended December 31, 1996 was $6.1 million. FHC also is entitled to receive reimbursement for certain commissions, brokerage and other expenses incurred by it in the performance of its duties. The Company recovers amounts paid to FHC under the Advisory Agreement from the insurance subsidiaries, subject to regulatory limitations. The Advisory Agreement provides that FHC shall not be liable for any losses except for those resulting from willful misfeasance, bad faith or gross negligence, or from reckless disregard by FHC of its duties.

     Data Processing Agreement. Pursuant to a data processing services agreement ("Data Processing Agreement") between FHC and the Company, FHC provides the Company and its insurance subsidiaries with record-keeping services for certain life insurance and annuity products. In providing these services, FHC utilizes contract personnel and computerized data processing systems. For its services, FHC is paid a fee of $14.35 for each policy serviced per year, subject to renegotiation and annual adjustments based on changes in the consumer price index. This amount generally represents FHC's cost of providing such services plus amortization of FHC's development costs. The aggregate fee paid for the year ended December 31, 1996 under the Data Processing Agreement was $9.8 million. FHC also is entitled to reimbursement for its reasonable out-of-pocket expenses incurred in performing the Data Processing Agreement. The Company is also a party to a separate data processing services agreement with its wholly-owned insurance subsidiaries wherein the subsidiaries agree to use such services and to pay for them pursuant to a separate data processing services agreement (the "Subsidiary Data Processing Agreement"). Under the Data Processing Agreement,

Americo agrees to indemnify FHC against liabilities arising out of, among other matters, actions taken by FHC under the agreement in good faith and due diligence. Americo's subsidiaries made similar indemnification agreements with Americo under the Subsidiary Data Processing Agreement.

     Reimbursement of Expense Agreement. The Company and its subsidiaries have entered into a cost sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane leased by FHC. Under this agreement, each party pays the cost of any air transportation expenses which can be identified as incurred for its sole benefit and expenses which cannot be so identified are allocated based on utilization. Americo and its subsidiaries incurred approximately $0.8 million of expense under this agreement for the year ended December 31, 1996.

     FHC Lease. The Company's subsidiary, United Fidelity, leases to FHC a building in Kansas City which is occupied by FHC. Under the terms of the lease, FHC pays $8,500 per month in rent and has an option to purchase the building for $1.2 million, an amount equal to its statutory book value and which approximates its current fair market value. The exercise price of the option will be revised annually to the greater of fair market value or statutory carrying value. Management believes that the rentals under the lease are comparable to market rental values for comparable space and footage in the local market.

OTHER TRANSACTIONS

     In connection with the Joint Venture, referred to under "Marketing and Distribution" contained in Item 1 herein, FHC and ASC each entered into separate services agreements with FAI, pursuant to which FHC and ASC provide certain administrative functions to FAI with respect to certain tax-qualified insurance and annuity products ("403(b) Business"). For these services, FAI pays a fixed fee (on a per policy basis) for all 403(b) Business existing at December 31, 1992 and a percentage fee (based on first year premiums) for all 403(b) Business written or reinsured by FAI after December 31, 1992. Generally, these percentage fees will increase by 4% annually. These service agreements each had an initial term of three years commencing July 30, 1993, and renew annually thereafter unless terminated by the parties. FAI paid $1,045,454 and $1,493,115 to FHC and ASC, respectively, under these service agreements during 1996. Each of FHC and ASC have agreed to indemnify FAI against all liabilities resulting from such servicer's gross negligence, fraudulent conduct or bad faith in the performance of its duties under the respective services agreement.

     FHC and certain of its non-life insurance subsidiaries, including the Company, are parties to a tax sharing agreement under which (i) tax savings and tax detriments inure to the benefit or detriment, respectively, of the party contributing the expense or other item that reduces or increases, respectively, the consolidated group's taxes from what they would have been had each member filed separately, and (ii) losses arising from filing the consolidated return and rights to average income by carryforwards and carrybacks are equitably divided among the parties in the same manner that they benefitted from savings caused by filing a consolidated return.

     One of the Company's insurance subsidiaries leases office space (and related parking facilities) in buildings owned by Broadway Square Partners, a general partnership in which one of the partners is SCOL, Inc. ("SCOL"), a Missouri corporation, owned by members of the Merriman family. The aggregate amount paid (including rentals and expense reimbursement) under the lease to Broadway Square Partners in 1996 was approximately $899,000. The terms of the lease are as favorable to the Company's subsidiary as those offered other unaffiliated tenants of the building.

     Subsidiaries of the Company paid an aggregate of approximately $178,000 in 1996 to Clinical Reference Laboratory, Inc., a Kansas corporation ("Clinical Laboratory"), which is 80% owned by the Merriman family and of which Timothy S. Sotos is Chairman of the Board. The amounts paid were for testing services performed for the Company's subsidiaries and were competitive with rates charged by Clinical Laboratory to similarly situated unaffiliated insurance companies for similar services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules:

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

     Financial statements of the Company's 50%-owned subsidiaries have been omitted because the Company's proportionate share of the income from continuing operations before income taxes of such subsidiaries is less than 20% of consolidated income from continuing operations before income taxes, and the Company's investment in and advances to such subsidiaries is less than 20% of consolidated total assets of the Company.

     (b) Exhibits:

         INCORPORATED BY
         REFERENCE FROM:
         ---------------
2.1(a)          (5)        Stock Purchase Agreement dated March 5, 1995 by and among
                           Victory Financial Group, Inc., its wholly-owned subsidiary,
                           Kansas Life Insurance Company and the Registrant.
2.1(b)          (6)        Letter Agreement dated July 10, 1995 among Registrant and
                           Victory Financial Group, Inc. respecting certain provisions of the Stock Purchase Agreement.
2.1(c)          (6)        Pledge and Escrow Agreement dated July 10, 1995 among the
                           Registrant, Victory Financial Group, Inc. and NationsBank of
                           Texas, N.A.
2.1(d)          (6)        Indemnity Agreement Respecting Mortgages (and other matters)
                           dated July 10, 1995 between Victory Financial Group, Inc.
                           and Registrant.
2.1(e)          (6)        Letter Agreement dated as of July 7, 1995 among Registrant,
                           The Victory Life Insurance Company and Victory Financial
                           Group, Inc. regarding estimated federal income tax deposits.
2.2             (6)        Reinsurance, Transfer and Assumption Agreement dated as of
                           July 5, 1995, between Kansas Life Insurance Company and
                           National Farmers Union Life Insurance Company..
2.3(a)           *         Stock Purchase Agreement dated January 21, 1997 between
                           Great Southern Life Insurance Company and Farmers Group,
                           Inc.
2.3(b)           *         Form of Automatic Coinsurance Reinsurance Agreement to be
                           entered into between The Ohio State Life Insurance Company and Employers Reassurance Corporation.
2.3(c)           *         Form of Automatic Coinsurance Reinsurance Agreement to be
                           entered into between Investors Guaranty Life Insurance
                           Company and Employers Reassurance Corporation.
2.3(d)           *         Form of Modified Coinsurance Retrocession Agreement (Ohio
                           State Life Business) to be entered into between Great
                           Southern Life Insurance Company and Employers Reassurance
                           Corporation.
2.3(e)           *         Form of Modified Coinsurance Retrocession Agreement
                           (Investors Guaranty Life Business) to be entered into
                           between Great Southern Life Insurance Company and Employers
                           Reassurance Corporation.
2.3(f)           *         Escrow Agreement (Ohio State Life/Investors Guaranty Life
                           Business) to be entered into between Great Southern Life
                           Insurance Company and Employers Reassurance Corporation.
2.3(g)           *         Investment Management Agreement (Ohio State Life Business)
                           to be entered into between Americo Life, Inc. and Employers
                           Reassurance Corporation.
2.3(h)           *         Investment Management Agreement (Investors Guaranty Life
                           Business) to be entered into between Americo Life, Inc. and
                           Employers Reassurance Corporation.
3.1             (1)        Restated Articles of Incorporation, as amended, of the
                           Registrant.
3.2             (1)        Bylaws, as amended, of the Registrant.

         INCORPORATED BY
         REFERENCE FROM:
         ---------------
4.1(a)          (1)        Conformed copy of Indenture, dated as of May 26, 1993,
                           between Registrant and Commerce Bank of Kansas City, N.A., as trustee.
4.1(b)          (1)        Form of 9 1/4% Senior Subordinated Note Due 2005 (included in the Indenture filed as Exhibit 4.1a hereto).
4.2(a)          (6)        Credit Agreement dated as of July 6, 1995 between Registrant and The Chase Manhattan Bank as administrative agent.
4.2(b)          (6)        Security Agreement dated as of July 6, 1995 between
                           Registrant and The Chase Manhattan Bank as administrative
                           agent.
4.2(c)           *         Form of amended and restated credit agreement dated as of
                           December 27, 1996 between Registrant and The Chase Manhattan
                           Bank as administrative agent.
4.2(d)           *         Form of amendment No. 1 to the amended and restated credit agreement dated as of February 27, 1997, between the
                           Registrant and The Chase Manhattan Bank as administrative
                           agent.
4.3(a)          (6)        Form of Registrant's $5,000,000 6 1/2% Senior Subordinated
                           Set-off Note due 2015.
4.3(b)          (6)        Form of Registrant's $6,000,000, 6 1/2% Senior Subordinated
                           Note (No. VNO-1) due 2010. (Two identical notes (No. VNO-1 and No. VNO-2) were originally issued on July 10, 1995.
                           Pursuant to instruction 2 to Item 601 of Regulation S-K,
                           only VNO-1 was filed.)
4.4             (3)        Amended and Restated Surplus Debenture No. 004, dated
                           December 31, 1993, as amended in the amount of $57,760,000 made by FHC Life Insurance Company to the Registrant.
4.5             (3)        Amended and Restated Surplus Debenture No. 005, dated
                           December 31, 1993, in the amount of $26,000,000 made by FHC
                           Life Insurance Company to the Registrant.
4.6             (9)        Amended and Restated Surplus Debenture No. 006, dated
                           December 1, 1995, as amended, in the amount of $16,125,753 made by United Fidelity Life Insurance Company to the
                           Registrant.
4.7             (6)        Surplus Debenture No. 007 dated July 10, 1995, in the amount of $38,000,000 made by United Fidelity Life Insurance
                           Company to the Registrant.
4.8             (1)        In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the
                           Registrant and its subsidiaries have been omitted but will be furnished to the Commission upon request.
10.1            (1)        Senior Officer Accidental Death and Dismemberment Policy.
10.2            (4)        Tax Sharing Agreement dated as of December 1, 1994, among
                           the Registrant, Financial Holding Corporation, Cidat
                           Aviation Incorporated, Assured Leasing Corporation, Landmark
                           Mortgage Company, First Consulting & Administration, Inc.,
                           Hanover Financial Corporation, FHC Life Insurance Company,
                           United Fidelity Life Insurance Company, PFS Holding Company,
                           Premium Finance Specialists, Inc., Premium Financing
                           Specialists of California and PFS Financing Corporation.
10.3            (1)        Reimbursement of Expense Agreement dated January 1, 1993,
                           among the Registrant, Financial Holding Corporation, United
                           Fidelity Life Insurance Company, The College Life Insurance
                           Company of America, Loyalty Life Insurance Company, National
                           Farmers Union Life Insurance Company, FHC Life Insurance
                           Company, Great Southern Life Insurance Company, PFS Holding
                           Company and Premium Financing Specialists, Inc.
10.4            (1)        Cost Sharing Agreement dated as of January 1, 1993, among
                           the Registrant, United Fidelity Life Insurance Company, The
                           College Life Insurance Company, Premium Financing
                           Specialists, Inc., PFS Holding Company, Financial Assurance
                           Marketing Corporation, FHC Life Insurance Company, Great
                           Southern Life Insurance Company, Loyalty Life Insurance
                           Company and National Farmers Union Life Insurance Company.

         INCORPORATED BY
         REFERENCE FROM:
         ---------------
10.5            (1)        Data Processing Services Agreement dated as of January 1,
                           1993, between the Registrant and Financial Holding
                           Corporation.
10.6            (1)        Subsidiary Data Processing Services Agreement dated as of
                           January 1, 1993, among the Registrant, FHC Life Insurance
                           Company, United Fidelity Life Insurance Company, Great
                           Southern Life Insurance Company, The College Life Insurance
                           Company of America, Loyalty Life Insurance Company and
                           National Farmers Union Life Insurance Company.
10.7(a)         (1)        Advisory Agreement dated as of January 1, 1993, between the
                           Registrant and Financial Holding Corporation.
10.7(b)         (3)        First Amendment to Advisory Agreement dated September 17,
                           1993 by and between the Registrant and Financial Holding
                           Corporation.
10.8            (1)        Office Building Lease dated as of January 1, 1993, between
                           Financial Holding Corporation and United Fidelity Life
                           Insurance Company.
10.9            (1)        Lease Agreement dated February 24, 1988, between Broadway
                           Square Partners and United Fidelity Life Insurance Company.
10.10           (1)        Lease dated November 1, 1990, between United Fidelity Life
                           Insurance Company and First Consulting & Administration,
                           Inc., a subsidiary of Financial Holding Corporation
                           (included as Exhibit A to Exhibit 10.11).
10.11           (1)        Assignment of Lease dated as of April 1, 1993 between United
                           Fidelity Life Insurance Company and Financial Holding
                           Corporation respecting the First Consulting &
                           Administration, Inc. lease described in Exhibit 10.10.
10.12           (1)        Office Sublease Agreement dated April 21, 1992, as amended
                           January 19, 1993, between Southwestern Life Insurance
                           Company and Financial Holding Corporation.
10.13(a)        (1)        Stock Purchase Agreement dated February 26, 1993, among
                           Financial Holding Corporation, United Fidelity Life
                           Insurance Company, Financial Assurance Incorporated and
                           Robert L. Myer.
10.13(b)        (2)        First Amendment to Stock Purchase Agreement dated June 24,
                           1993, among Financial Holding Corporation, United Fidelity
                           Life Insurance Company, Financial Assurance Incorporated and
                           Robert L. Myer.
10.14(a)        (1)        Stock Purchase Agreement dated February 26, 1993, among
                           Financial Holding Corporation, Robert L. Myer and Annuity
                           Service Corp.
10.14(b)        (2)        First Amendment to Stock Purchase Agreement dated June 24,
                           1993, among Annuity Service Corp., Financial Holding
                           Corporation, United Fidelity Life Insurance Company and
                           Robert L. Myer.
10.15           (1)        Subscription Agreement dated February 26, 1993, among
                           Financial Holding Corporation, Robert L. Myer, Annuity
                           Service Corp. and United Fidelity Life Insurance Company.
10.16           (1)        Shareholders' Agreement dated July 30, 1993, among College
                           Insurance Group, Inc., Robert L. Myer, United Fidelity Life
                           Insurance Company and Financial Holding Corporation.
10.17(a)        (1)        Services Agreement dated July 30, 1993, between Financial
                           Assurance Incorporated and Financial Holding Corporation.
10.17(b)        (2)        Services Agreement dated July 30, 1993, between Financial
                           Assurance Incorporated and Annuity Service Corp.
10.18           (1)        Stock Transfer Restriction and Option Agreement dated June
                           30, 1989 among DST Systems, Inc., Argus Health Systems, Inc.
                           and Financial Holding Corporation.
10.19           (3)        Supplemental Tax Sharing Agreements dated December 31, 1993 among Financial Holding Corporation, the Registrant and
                           United Fidelity Life Insurance Company.

         INCORPORATED BY
         REFERENCE FROM:
         ---------------
10.20(a)        (7)        Master Agreement dated as of July 31, 1995, among The Ohio
                           Life Insurance Company, The Ohio Casualty Insurance Company,
                           the Registrant and Great Southern Life Insurance Company.
10.20(b)        (8)        First Amendment to Master Agreement between The Ohio Life
                           Insurance Company, The Ohio Casualty Insurance Company and
                           Great Southern Life Insurance Company dated as of October 2,
                           1995.
10.20(c)        (8)        Assignment and Assumption Agreement between The Ohio Life
                           Insurance Company and Great Southern Life Insurance Company
                           dated as of October 2, 1995.
10.20(d)        (8)        Data Processing Agreement between The Ohio Casualty
                           Insurance Company and the Registrant dated as of October 2,
                           1995.
10.20(e)        (8)        Escrow Agreement between Commerce Bank, N.A. of Kansas City,
                           Missouri, Employer's Reassurance Corporation of Overland
                           Park, Kansas and Great Southern Life Insurance Company dated as of October 2, 1995.
10.20(f)        (8)        Escrow Agreement between Commerce Bank, N.A. of Kansas City,
                           Missouri, Employer's Reassurance Corporation of Overland
                           Park, Kansas and The Ohio Casualty Insurance Company dated as of October 2, 1995.
10.20(g)        (8)        Investment Management Agreement between the Registrant and
                           Employer's Reassurance Corporation of Overland Park, Kansas
                           dated as of October 2, 1995.
10.20(h)        (8)        Noncompetition Agreement between Ohio Casualty Corporation,
                           The Ohio Casualty Insurance Company and Financial Holding
                           Corporation dated as of October 2, 1995.
10.20(i)        (8)        Assumption Reinsurance Agreement between The Ohio Casualty
                           Insurance Company and Great Southern Life Insurance Company
                           dated as of October 2, 1995.
10.20(j)        (8)        Assumption Reinsurance Agreement between The Ohio Life
                           Insurance Company and Great Southern Life Insurance Company
                           dated as of October 2, 1995.
10.20(k)        (8)        Reinsurance Agreement between Employer's Reassurance Company of Overland Park, Kansas and The Ohio Life Insurance
                           Company, effective January 1, 1995 (transfer date October 2,
                           1995) and amendments thereto.
10.20(l)        (8)        Retrocession Agreement between Great Southern Life Insurance
                           Company and Employer's Reassurance Company of Overland Park,
                           Kansas, effective January 1, 1995 and amendments thereto.
10.20(m)        (8)        Services Agreement between the Registrant, The Ohio Life
                           Insurance Company and The Ohio Casualty Insurance Company
                           dated as of October 2, 1995.
10.21(a)       (10)        Master Agreement dated February 26, 1996 among Fremont Life
                           Insurance Company, Fremont General Corp., the Registrant and
                           Great Southern Life Insurance Company.
10.21(b)       (11)        First Amendment to Master Agreement dated as of July 1,
                           1996, among Fremont Life Insurance Company, Fremont General
                           Corp., Registrant and Great Southern Life Insurance Company.
10.21(c)       (11)        Letter Agreement dated as of July 1, 1996, among Fremont
                           General Corp., Fremont Life Insurance Company, Registrant
                           and Great Southern Life Insurance Company.
10.21(d)       (11)        Services Agreement dated as of July 1, 1996, between
                           Registrant and Fremont Life Insurance Company.
10.21(e)       (11)        Assumption Reinsurance and Coinsurance Agreement (Universal
                           Life) dated as of July 1, 1996, between Fremont Life
                           Insurance Company and Great Southern Life Insurance Company.
10.21(f)       (11)        Assumption Reinsurance and Coinsurance Agreement (Annuities)
                           dated as of July 1, 1996, between Fremont Life Insurance
                           Company and Great Southern Life Insurance Company.
10.21(g)       (11)        Assignment and Assumption Agreement dated as of July 1,
                           1996, between Fremont Life Insurance Company and Great
                           Southern Life Insurance Company.

10.21(h)               (11)     Automatic Coinsurance Universal Life Reinsurance Agreement dated as of December 31, 1995, between Fremont Life Insurance Company and Employers Reassurance Corporation.
10.21(i)               (11)     Amendment No. 1 to the Automatic Coinsurance Universal Life Reinsurance Agreement dated as of December 31, 1995, between Employers Reassurance Corporation and Fremont Life Insurance
                                Company.
10.21(j)               (11)     Automatic Coinsurance Annuity Reinsurance Agreement dated as of January 1 1996, between
                                Employers Reassurance Corporation and Fremont Life Insurance Company.
10.21(k)               (11)     Amendment No. 1 to the Automatic Coinsurance Annuity Reinsurance Agreement dated as of
                                January 1, 1996, between Employers Reassurance Corporation and Fremont Life Insurance
                                Company.
10.21(l)               (11)     Escrow Agreement dated as of July 1, 1996, among Commerce Bank, Employers Reassurance
                                Corporation and Great Southern Life Insurance Company.
10.21(m)               (11)     Modified Coinsurance Annuity Retrocession Agreement dated as of January 1, 1996, between
                                Employers Reassurance Corporation and Great Southern Life Insurance Company.
10.21(n)               (11)     Modified Coinsurance Universal Life and Annuity Retrocession Agreement dated as of
                                December 31, 1995, between Employers Reassurance Corporation and Great Southern Life
                                Insurance Company.
10.21(o)               (11)     Amendment No. 1 to the Investment Management Agreement dated as of December 31, 1995, between Registrant and Employers Reassurance Corporation.
10.22(a)                 *      Agreement to Redeem Partnership Interest among Great Southern Life Insurance Company, GSSW
                                Limited Partnership, BGFRTS, L.C., and Southwestern Life Insurance Company dated December
                                30, 1996.
10.22(b)                 *      Agreement Regarding Purchase, Sale, and Assignment of Membership Interest among Great
                                Southern Life Insurance Company, Southwestern Financial Services Corporation, and
                                Southwestern Life Insurance Company dated December 30, 1996.
10.22(c)                 *      Agreement Regarding Purchase and Sale of General Partner Interests between Americo
                                Services, Inc. and GSSW -- REO Ownership Corporation dated December 30, 1996.
21.                      *      Subsidiaries of the Registrant.
27.                      *      Financial Data Schedule

-------------------------
 (1) Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993.

 (2) Registrant's Amendment No. 1 to Form S-4 (File No. 33-64820) filed August 30, 1993.

 (3) Registrant's March 31, 1994 Form 10-Q.

 (4) Registrant's December 31, 1994 Form 10-K.

 (5) Registrant's March 31, 1995 Form 10-Q.

 (6) Registrant's Form 8-K dated as of July 10, 1995.

 (7) Registrant's June 30, 1995 Form 10-Q.

 (8) Registrant's September 30, 1995 Form 10-Q.

 (9) Registrant's December 31, 1995 Form 10-K

(10) Registrant's March 31, 1996 Form 10-Q.

(11) Registrant's June 30, 1996 Form 10-Q.

  *  Filed herewith
-------------------------
     (c) Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City and the State of Missouri, on the 28th day of March, 1997.

                                          AMERICO LIFE, INC.

                                          By:       /s/ GARY L. MULLER

                                            ------------------------------------
                                          Name: Gary L. Muller
                                          Title: President and Chief Executive
                                          Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                                                   TITLE                    DATE
                                                                   -----                    ----

               /s/ MICHAEL A. MERRIMAN                 Chairman of the Board of        March 28, 1997
-----------------------------------------------------  Directors
                 Michael A. Merriman

                 /s/ GARY L. MULLER                    President, Chief Executive      March 28, 1997
-----------------------------------------------------  Officer and Director
                   Gary L. Muller

                 /s/ GARY E. JENKINS                   Senior Vice President, Chief    March 28, 1997
-----------------------------------------------------  Financial Officer and
                   Gary E. Jenkins                     Treasurer (Principal Financial
                                                       Officer and Principal
                                                       Accounting Officer)

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Audited Financial Statements for the Three Years Ended
  December 31, 1996:
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheet at December 31, 1996 and
     1995...................................................  F-3
  Consolidated Statement of Income for the Years Ended
     December 31, 1996, 1995 and 1994.......................  F-4
  Consolidated Statement of Stockholder's Equity for the
     Years Ended December 31, 1996, 1995 and 1994...........  F-5
  Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994.......................  F-6
  Notes to Consolidated Financial Statements................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
STOCKHOLDER OF AMERICO LIFE, INC.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Americo Life, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Kansas City, Missouri
March 17, 1997

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                           DECEMBER 31, 1996 AND 1995

                                                                   1996          1995
                                                                   ----          ----
                           ASSETS
Investments:
  Fixed maturities:
     Held to maturity, at amortized cost (market: $847,832
      and $832,417).........................................    $  857,451    $  808,909
     Available for sale, at market (amortized cost: $671,792
      and $657,862).........................................       670,274       673,949
  Equity securities, at market (cost: $33,341 and
     $27,989)...............................................        48,262        36,805
  Investment in equity subsidiaries.........................        18,078        49,035
  Mortgage loans on real estate, net........................       184,326       220,418
  Investment real estate, net...............................        22,417         4,292
  Policy loans..............................................       204,607       210,926
  Other invested assets.....................................        13,437        10,300
                                                                ----------    ----------
     Total investments......................................     2,018,852     2,014,634
Cash and cash equivalents...................................        96,069        58,996
Accrued investment income...................................        25,287        23,889
Amounts receivable from reinsurers..........................       375,150        97,924
Other receivables...........................................        13,969        11,442
Deferred policy acquisition costs...........................        72,438        56,568
Cost of business acquired...................................       200,710       163,660
Amounts due from affiliates.................................            --         7,041
Other assets................................................        28,235        25,651
                                                                ----------    ----------
     Total assets...........................................    $2,830,710    $2,459,805
                                                                ==========    ==========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Policyholder account balances...............................    $1,466,959    $1,140,535
Reserves for future policy benefits.........................       681,545       683,899
Unearned policy revenues....................................        32,128        26,875
Policy and contract claims..................................        30,959        22,506
Other policyholder funds....................................        81,442        92,707
Notes payable...............................................       133,312       133,451
Amounts payable to reinsurers...............................        67,348        39,761
Deferred income taxes.......................................        43,195        43,033
Due to broker...............................................        50,013        44,998
Amounts due to affiliates...................................         2,168            --
Other liabilities...........................................        34,619        41,277
                                                                ----------    ----------
     Total liabilities......................................     2,623,688     2,269,042
Stockholder's equity:
  Common stock ($1 par value, 30,000 shares authorized,
     10,000 shares issued and outstanding)..................            10            10
  Additional paid-in capital................................         3,745         3,745
  Net unrealized investment gains...........................        37,189        46,204
  Retained earnings.........................................       166,078       140,804
                                                                ----------    ----------
     Total stockholder's equity.............................       207,022       190,763
                                                                ----------    ----------
Commitments and contingencies
     Total liabilities and stockholder's equity.............    $2,830,710    $2,459,805
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996         1995         1994
                                                                  ----         ----         ----
INCOME
  Premiums and policy revenues..............................    $ 165,602    $ 140,130    $ 134,225
  Net investment income.....................................      186,725      152,047      130,149
  Net realized investment losses............................         (120)        (282)      (3,529)
  Gain on disposition of partnership interest...............       15,825           --           --
  Other income..............................................        3,567        2,168          117
                                                                ---------    ---------    ---------
       Total income.........................................      371,599      294,063      260,962
                                                                ---------    ---------    ---------
BENEFITS AND EXPENSES
  Policyholder benefits:
     Death benefits.........................................       91,996       73,346       69,703
     Interest credited on universal life and annuity
       products.............................................       84,495       59,794       54,454
     Other policyholder benefits............................       57,088       41,828       40,071
     Change in reserves for future policy benefits..........      (14,920)      (5,806)     (12,393)
  Commissions...............................................       13,473        9,662        8,711
  Amortization expense......................................       29,714       26,666       23,534
  Interest expense..........................................       12,263       10,593        9,254
  Other operating expenses..................................       56,703       47,124       45,110
                                                                ---------    ---------    ---------
       Total benefits and expenses..........................      330,812      263,207      238,444
                                                                ---------    ---------    ---------
       Income before provision for income taxes.............       40,787       30,856       22,518
PROVISION FOR INCOME TAXES..................................       13,513       11,126        9,159
                                                                ---------    ---------    ---------
       Net Income...........................................    $  27,274    $  19,730    $  13,359
                                                                =========    =========    =========
Net income per common share.................................    $2,727.40    $1,973.00    $1,335.90
                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996        1995        1994
                                                                  ----        ----        ----
COMMON STOCK
  Balance at beginning and end of year......................    $     10    $     10    $     10
                                                                --------    --------    --------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning and end of year......................       3,745       3,745       3,745
                                                                --------    --------    --------
NET UNREALIZED INVESTMENT GAINS
  Balance at beginning of year..............................      46,204      23,167      43,365
  Change during year........................................      (9,015)     23,037     (20,198)
                                                                --------    --------    --------
  Balance at end of year....................................      37,189      46,204      23,167
                                                                --------    --------    --------
RETAINED EARNINGS
  Balance at beginning of year..............................     140,804     123,074     111,715
  Net income................................................      27,274      19,730      13,359
  Dividends.................................................      (2,000)     (2,000)     (2,000)
                                                                --------    --------    --------
  Balance at end of year....................................     166,078     140,804     123,074
                                                                --------    --------    --------
       Total stockholder's equity...........................    $207,022    $190,763    $149,996
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                  1996        1995        1994
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $ 27,274    $ 19,730    $ 13,359
                                                                --------    --------    --------
Adjustments to reconcile net income to net cash used by
  operating activities:
     Depreciation and amortization..........................      30,103      28,850      25,790
     Deferred policy acquisition costs......................     (19,337)    (18,565)    (20,331)
     Undistributed earnings of equity subsidiaries..........      (5,458)    (10,103)     (6,992)
     Distributed earnings of equity subsidiaries............      14,000          --          --
     Amortization of unrealized investment gains............      (6,059)     (6,774)     (5,560)
     (Increase) decrease in assets net of effects from
       business acquisition:
       Accrued investment income............................      (1,398)       (180)       (432)
       Other invested assets................................      (1,596)         78        (610)
       Amounts receivable from reinsurers...................     (54,942)    (28,852)    (13,486)
       Amount received from reinsurance transaction.........          --      20,854          --
       Other receivables....................................      (2,527)     (1,417)      6,188
       Other assets net of amortization.....................      (2,274)     (2,274)     (3,005)
     Increase (decrease) in liabilities net of effects from
       business acquisition:
       Reserves for future policy benefits and unearned
          policy revenues...................................      (7,489)    (11,524)    (28,034)
       Policyholder account balances........................      10,573     (11,106)    (17,301)
       Policy and contract claims...........................       7,654      (5,460)      2,930
       Other policyholder funds.............................     (11,265)     (1,091)      3,693
       Amounts payable to reinsurers........................      (6,734)      2,039        (256)
       Federal income taxes payable.........................          --      (4,330)     (2,403)
       Provision for deferred income taxes..................       5,576      (3,546)     (2,749)
       Other liabilities....................................      (5,775)        314       2,714
       Amounts due to/due from affiliates...................      10,739      (8,928)     (7,621)
     Net realized losses on investments.....................         120         282       3,529
     Gain on disposition of partnership interest............     (15,825)         --          --
     Amortization on bonds and mortgage loans...............       2,244         649       2,182
     Other changes..........................................      (4,470)     (2,065)     (1,002)
                                                                --------    --------    --------
     Total adjustments......................................     (64,140)    (63,149)    (62,756)
                                                                --------    --------    --------
          Net cash used by operating activities.............     (36,866)    (43,419)    (49,397)
                                                                --------    --------    --------

                                                                     (Continued)

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                 1996         1995         1994
                                                                 ----         ----         ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed maturity investments..................    $(304,743)   $(463,723)   $(191,231)
  Purchases of other investments...........................      (24,078)     (38,760)      (8,398)
  Mortgage loans originated................................       (1,323)     (25,730)     (14,708)
  Maturities or redemptions of fixed maturity
     investments...........................................       45,791      135,402       81,687
  Sales of fixed maturity investments
     Held to maturity......................................           --        5,915        2,370
     Available for sale....................................      190,368      233,425      167,028
  Sales of other investments...............................       19,738       17,826       13,629
  Redemption of partnership interest.......................       22,440           --           --
  Payment for subsidiary acquired, net of cash acquired....           --      (22,966)          --
  Net proceeds from sale of subsidiary.....................           --           --        7,271
  Repayments from mortgage loans...........................       40,401       24,203       33,450
  Change in due to broker..................................        5,014       44,998      (57,917)
  Acquisition of equity subsidiary.........................       (4,550)          --           --
  Change in policy loans...................................        6,459          680        5,921
                                                               ---------    ---------    ---------
       Net cash provided (used) by investing activities....       (4,483)     (88,730)      39,102
                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable issued.....................................           --       21,000           --
  Repayments of notes payable..............................         (545)        (285)         (34)
  Debt issue cost paid.....................................           --         (737)          --
  Receipts credited to policyholder account balances.......      176,845      164,386      160,032
  Return of policyholder account balances..................      (95,878)    (101,985)     (86,908)
  Dividends paid...........................................       (2,000)      (2,000)      (2,000)
                                                               ---------    ---------    ---------
       Net cash provided by financing activities...........       78,422       80,379       71,090
                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.......       37,073      (51,770)      60,795
Cash and cash equivalents at beginning of year.............       58,996      110,766       49,971
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year...................    $  96,069    $  58,996    $ 110,766
                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest...................................................    $  12,280    $  10,432    $   9,250
Income taxes...............................................        5,226       14,037       17,134
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Acquisition of subsidiary:
     Fair value of assets acquired, net of cash acquired...    $      --    $ 285,870    $      --
     Liabilities...........................................           --     (251,002)          --
     Notes payable issued to seller........................           --      (11,902)          --
                                                               ---------    ---------    ---------
     Payment for subsidiary acquired, net of cash
       acquired............................................    $      --    $  22,966    $      --
                                                               =========    =========    =========

          See accompanying notes to consolidated financial statements

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Americo Life, Inc. (the Company) is a holding company primarily for the following stock life insurance companies, all of which are 100% owned: United Fidelity Life Insurance Company (United Fidelity), Great Southern Life Insurance Company (Great Southern), The Victory Life Insurance Company (Victory), The College Life Insurance Company of America (College Life), Loyalty Life Insurance Company (Loyalty Life) and National Farmers Union Life Insurance Company (National Farmers), collectively referred to as the Insurance Companies. United Fidelity owns 50% of College Insurance Group, Inc., a holding company which owns 100% of both Financial Assurance Incorporated (Financial Assurance), a stock life insurance company, and Annuity Service Corp. The Company also has a 50% interest in Argus Health Systems, Inc. (Argus), which processes prescription drug claims. In December 1996, Great Southern disposed of its interest in GSSW Limited Partnership (GSSW), a real estate holding company. Also in December 1996, the Company acquired a 50% interest in Hereford LLP, which owns and manages the building leased by Argus. On February 28, 1994 the Company sold PFS Holding Company (PFSH) and its wholly-owned subsidiary, Premium Financing Specialists (PFS), to its parent Financial Holding Corporation (FHC).

     All of the Insurance Companies except Victory are domiciled in Texas. Victory is domiciled in Kansas. One or more of the Insurance Companies is licensed in the District of Columbia and all states except New York. The above companies comprise an Insurance Company Holding Group as defined by the laws of the State of Texas and are bound by certain regulations thereof in the conduct of their business.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. The Insurance Companies maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In the accompanying financial statements, such accounts have been adjusted to conform with generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENTS

     Fixed maturity investments classified as held to maturity are debt securities for which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost with premiums amortized to call dates and discounts amortized to maturity dates. Marketable equity securities and fixed maturities available for sale are reported at market value and the resulting unrealized gains or losses, net of applicable income taxes, are credited or charged to stockholder's equity. If a decline in the market value of an individual investment is considered to be other than temporary, the loss is recorded as a realized investment loss. Gains or losses on sales of securities are computed using the specific identification method.

     When the Company recognizes changes in conditions that cause a fixed maturity investment to be transferred to a different category (e.g. held to maturity or available for sale), the security is transferred at market value. If the security is transferred from available for sale to held to maturity, the related unrealized gain or loss is amortized to investment income over the remaining life of the security. If the security is transferred from held to maturity to available for sale, the unrealized gain or loss is included in stockholder's equity.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     For mortgage-backed securities, the Company anticipates prepayments utilizing published data when applying the interest method. Periodic adjustments to securities' carrying values as a result of changes in actual and anticipated prepayments are credited or charged to net investment income.

     Equity securities, consisting of marketable common and nonredeemable preferred stocks, are carried at market value. The Company's 50% or less owned subsidiaries are accounted for using the equity method, under which the Company's proportionate share of earnings is recorded as a component of net investment income.

     Mortgage loans on real estate are stated at aggregate unpaid principal balances, net of unamortized purchase premiums or discounts and less allowances for estimated losses. Unamortized purchase premiums or discounts are amortized using the effective yield method over the life of the related loan.

     Policy loans are stated at aggregate unpaid principal balances.

     Investment real estate is stated at cost, less allowances for depreciation and, as appropriate, provisions for possible losses.

     Futures contracts are accounted for as hedges. Gains or losses on open contracts are recorded as an adjustment to the basis of the assets hedged and are included in net unrealized investment gains. Gains or losses on terminated hedges are recorded as an adjustment to the basis of the asset hedged and amortized into income over the remaining life of the asset hedged.

     In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing, and new accounting requirements for pledged collateral. SFAS 125 is effective for transactions occurring after December 31, 1996. The implementation of portions of this statement with respect to accounting for pledged collateral, repurchase agreements and similar transactions was deferred for one year by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of the FASB Statement No. 125" issued in December 1996. Implementation of these new accounting standards is not expected to have a material impact on the consolidated financial statements of the Company.

CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

DEFERRED POLICY ACQUISITION COSTS AND COST OF BUSINESS ACQUIRED

     The costs of new business produced, principally commissions, certain policy issue and underwriting expenses and certain variable agency expenses, are deferred. The cost of business acquired represents the amount of purchase price assigned to the value of the policies at acquisition. The cost of business acquired asset is no greater than the actuarially determined present value of future profits of the policies purchased. For traditional life products, these costs are amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing benefit reserves. For universal life, interest-sensitive and investment products, these costs are amortized in relation to the present value, using the current credited interest rate, of expected gross profits of the policies over the anticipated coverage period.

     Retrospective adjustments of these amounts are made annually upon the revision of estimates of current or future gross profits on universal life-type products to be realized from a group of policies. Recoverability of deferred policy acquisition costs and the cost of business acquired is evaluated annually by comparing the

                      AMERICO LIFE, INC. AND SUBSIDIARIES
current estimate of future profits to the unamortized asset balances. The revision of estimates of future gross profits increased (decreased) income related to deferred policy acquisition costs before provision for income taxes by $1,446, $(1,524), and $(1,337) for the years ended December 31, 1996, 1995 and 1994, respectively. The revision of estimates of future gross profits increased (decreased) income related to the cost of business acquired before provision for income taxes by $(4,673), $(2,515), and $402 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Anticipated investment returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of deferred policy acquisition costs, the cost of business acquired and unearned policy revenues. When fixed maturities are stated at market value an adjustment is made to the deferred policy acquisition costs, the cost of business acquired and unearned policy revenues equal to the change in amortization that would have been recorded if those fixed maturities had been sold at their fair value and the proceeds reinvested at current yields. This adjustment is recorded net of income tax directly to the unrealized gain component of stockholder's equity.

LONG-LIVED ASSETS

     In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to the assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Implementation of this new accounting standard did not have material impact on the consolidated financial statements of the Company.

UNIVERSAL LIFE-TYPE AND ANNUITY PRODUCTS

     Policyholder account balances of universal life-type, interest-sensitive and annuity products represent accumulated contract values, without reduction for potential surrender charges and deferred front-end contract charges which are amortized over the term of the policies. Revenue for universal life-type and other interest-sensitive products are principally comprised of insurance and policy administration fees and surrender charges, as well as amortization of deferred front-end contract charges. Benefits and claims are charged to expense in the period incurred, net of related accumulated contract values released. Interest on accumulated contract values is credited to contracts as earned. Crediting rates for universal life-type and annuity products ranged from 3.0% to 7.5% at December 31, 1996.

TRADITIONAL LIFE INSURANCE PRODUCTS

     Traditional life insurance products include whole life insurance and term life insurance. Reserves for future policy benefits are estimated using a net level premium method based upon historical experience of investment yields, mortality and withdrawals including provisions for possible adverse deviation. Investment yield assumptions are based on historical rates ranging from 7.5% to 9.0%. Mortality assumptions are based on the 1975-1980 Select and Ultimate Basic Table with certain modifications including underwriting classifications and year of issue. Withdrawal assumptions for all products are estimated based on the Insurance Companies' experience. Additions to these reserves are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses. Premiums for these products are recognized as revenue when due. Traditional life insurance benefits and claims are charged to expense in the period incurred.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

REINSURANCE

     Premiums and expenses include amounts related to reinsurance assumed and are stated net after deduction of amounts ceded. Reinsurance receivables and prepaid reinsurance premiums are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

PARTICIPATING POLICIES

     Participating life insurance policies represent approximately 2.9%, 4.5% and 4.0% of the ordinary life insurance in force at December 31, 1996, 1995 and 1994, respectively. Premium income related to participating life insurance policies represents 4.4%, 6.5% and 6.4% of premiums and policy revenues for the years 1996, 1995 and 1994, respectively. The dividends paid and accrued are calculated in accordance with the terms of the individual policy provisions and the dividend schedule as reviewed and approved annually by the Board of Directors.

PROPERTY AND EQUIPMENT

     Company-occupied property, data processing equipment and furniture and office equipment, included in other assets, are stated at cost less accumulated depreciation of $7,213 and $6,195 at December 31, 1996 and 1995, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of five to 30 years. Depreciation expense was $3,051, $1,957 and $2,072 for the years ended December 31, 1996, 1995 and 1994, respectively.

INCOME TAXES

     Provision for income taxes includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income for the period in which the change is enacted.

NET INCOME PER COMMON SHARE

     Net income per common share is calculated by dividing the appropriate income item by the average number of shares of common stock outstanding during the period. There were no common share equivalents outstanding during 1996, 1995 or 1994.

RECLASSIFICATIONS

     Previously reported amounts for prior years have in some instances been reclassified to conform to the current year presentation.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following estimated fair value disclosures are limited to the reasonable estimates of the fair value of only the Company's financial instruments. The Company does not anticipate that any significant assets will be disposed of or that any significant liabilities would be settled at these estimated fair values.

     Investment securities: The estimated fair values of fixed maturity securities are based on quoted market prices where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. In the case of private placements, fair values are determined using market values of comparable securities. The estimated fair values of equity securities are based on quoted market prices.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     Mortgage loans: The fair values of mortgage loans are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings.

     Policy loans: Policy loans are generally issued with coupon rates below market rates and are considered early payment of the life benefit. As such, the carrying amount of these financial instruments is a reasonable estimate of their fair value.

     Other invested assets: The fair value of the note receivable from PFSH is estimated by discounting future cash flows at current market rates.

     Cash and cash equivalents: The carrying value of these instruments approximates fair value.

     Annuities: The fair values of the Company's annuities are estimated using the current policyholder account balances reduced for an estimate of discounted future profits.

     Notes payable: The fair value of the Company's senior subordinated notes equals the quoted market price at the reporting date. The carrying value of the Company's senior bank debt approximates fair value since the current interest rate reprices every thirty to ninety days. The fair value of the Company's other notes payable was calculated using a discounted interest rate which reflects prevailing market rates.

     The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                                1996                    1995
                                                        --------------------    --------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                        --------     -----      --------     -----
Financial assets:
  Fixed maturities held to maturity.................    $857,451    $847,832    $808,909    $832,417
  Fixed maturities available for sale...............     670,274     670,274     673,949     673,949
  Equity securities.................................      48,262      48,262      36,805      36,805
  Mortgage loans....................................     184,326     183,328     220,418     225,171
  Policy loans......................................     204,607     204,607     210,926     210,926
  Other invested assets.............................      10,000       9,681      10,000      10,100
  Cash and cash equivalents.........................      96,069      96,069      58,996      58,996
Financial liabilities:
  Annuities.........................................     527,324     508,882     271,196     254,959
  Notes payable.....................................     133,312     132,812     133,451     129,751

3. CHANGES IN SUBSIDIARIES

     In July 1995, the Company acquired all the outstanding common stock of Victory, pursuant to the Stock Purchase Agreement dated as of March 3, 1995 ("the Agreement") by and among Victory Financial Group, Inc., a Nevada corporation (the "Seller"), its wholly-owned subsidiary, The Kansas Life Insurance Company ("Kansas Life") and the Company. When the Agreement was executed, Kansas Life was the immediate parent of Victory.

     In connection with the acquisition of Victory, the Company, through National Farmers, entered into a Reinsurance, Transfer and Assumption Agreement (the "Reinsurance Agreement") under which National Farmers reinsured all the insurance business of Kansas Life on a 100% coinsurance basis. National Farmers received securities, cash and other assets totalling $23,295 equal to the insurance liabilities assumed. National Farmers has subsequently completed the assumption of this business.

     The Company accounted for the acquisition of Victory and the insurance business of Kansas Life using the purchase method of accounting. The operating results of Victory and the insurance business acquired from Kansas Life from the date of acquisition are included in the Company's statement of income.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     The total amount paid by the Company for (1) the outstanding common stock of Victory, (2) related consulting and noncompetition agreements and (3) transaction expenses, was $42,752. The acquisition was funded by $17,000 of 6.5% subordinated notes issued by the Company to the Seller, $21,000 borrowed under a $70,000 revolving credit facility dated as of July 6, 1995 ("Credit Agreement"), and $4,800 of internal funds.

     The effect of the acquisition of Victory and the Reinsurance Agreement on the Company's balance sheet at the date of acquisition was as follows:

Assets acquired:
  Investments:
     Fixed maturity securities..............................  $221,873
     Cash...................................................    16,340
     Other..................................................    39,455
                                                              --------
                                                               277,668
  Cost of business acquired.................................    20,931
  Other assets..............................................     6,054
                                                              --------
                                                              $304,653
                                                              ========
Liabilities assumed:
  Reserves for future policy benefits.......................  $178,862
  Policyholder account balances.............................    46,586
  Other liabilities.........................................    46,303
  Notes payable.............................................    32,902
                                                              --------
                                                              $304,653
                                                              ========

     Summarized unaudited pro forma consolidated financial information of the Company for the year ended December 31, assuming the transactions had occurred on January 1 of each of the years presented below, is as follows:

                                                            1995        1994
                                                            ----        ----
Total revenue...........................................  $ 308,734   $ 297,012
Net income..............................................     19,804      14,346
Net income per common share.............................   1,980.40    1,434.60

     Effective February 28, 1994, the Company sold PFS and PFSH to FHC for $7,850 and recognized no gain on the sale. The 1994 unaudited pro forma net income for the Company would have been $13,212 if PFSH had been sold on January 1, 1994. The Company's equity in pre-tax earnings of PFSH prior to the sale is included in other income for the year ended December 31, 1994.

     The Company owns a $10,000, 9.25% senior subordinated note ("the note") issued by PFSH which matures in September 2004. The note is included in other invested assets on the Company's consolidated balance sheet.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

4. INVESTMENTS

FIXED MATURITIES

     The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities, are as follows:

                                                                   DECEMBER 31, 1996
                                                  ----------------------------------------------------
                                                                 GROSS           GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED      UNREALIZED     MARKET
                                                     COST        GAINS           LOSSES       VALUE
                                                  ---------    ----------      ----------   ---------
Held to maturity:
  U. S. Treasury and government securities......  $    4,594    $   160         $   (110)   $    4,644
  Public utility securities.....................      61,929      2,465           (1,470)       62,924
  Corporate securities..........................     448,837      7,638          (12,510)      443,965
  Asset-backed securities.......................      27,852         28             (629)       27,251
  Mortgage-backed pass-through securities.......      36,060        735             (385)       36,410
  Collateralized mortgage obligations...........     278,179      1,212           (6,753)      272,638
                                                  ----------    -------         --------    ----------
                                                     857,451     12,238          (21,857)      847,832
                                                  ----------    -------         --------    ----------
Available for sale:
  U. S. Treasury and government securities......      98,100        204           (1,293)       97,011
  Public utility securities.....................      27,678        274              (18)       27,934
  Corporate securities..........................     262,924      2,935           (3,725)      262,134
  Asset-backed securities.......................      52,089        897             (122)       52,864
  Mortgage-backed pass-through securities.......     156,304        383             (644)      156,043
  Collateralized mortgage obligations...........      74,697        844           (1,253)       74,288
                                                  ----------    -------         --------    ----------
                                                     671,792      5,537           (7,055)      670,274
                                                  ----------    -------         --------    ----------
          Subtotal, all fixed maturities........   1,529,243     17,775          (28,912)    1,518,106
                                                  ----------    -------         --------    ----------
Equity securities...............................      33,341     15,484             (563)       48,262
                                                  ----------    -------         --------    ----------
          Total fixed maturities and equity
            securities..........................  $1,562,584    $33,259         $(29,475)   $1,566,368
                                                  ==========    =======         ========    ==========

                                                                   DECEMBER 31, 1995
                                                  ----------------------------------------------------
                                                                 GROSS           GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED      UNREALIZED     MARKET
                                                     COST        GAINS           LOSSES       VALUE
                                                  ---------    ----------      ----------   ---------
Held to maturity:
  U. S. Treasury and government securities......  $    3,165    $   251         $    (18)   $    3,398
  Public utility securities.....................      54,049      2,964              (90)       56,923
  Corporate securities..........................     395,018     17,694             (543)      412,169
  Asset-backed securities.......................      22,551         --               --        22,551
  Mortgage-backed pass-through securities.......      30,265        741              (49)       30,957
  Collateralized mortgage obligations...........     303,861      5,508           (2,950)      306,419
                                                  ----------    -------         --------    ----------
                                                     808,909     27,158           (3,650)      832,417
                                                  ----------    -------         --------    ----------
Available for sale:
  U. S. Treasury and government securities......     151,174      2,907              (51)      154,030
  Public utility securities.....................      48,011      1,926              (11)       49,926
  Corporate securities..........................     181,328      6,741           (1,164)      186,905
  Asset-backed securities.......................      39,622      1,772               --        41,394
  Mortgage-backed pass-through securities.......     172,898      3,784               --       176,682
  Collateralized mortgage obligations...........      64,829        871             (688)       65,012
                                                  ----------    -------         --------    ----------
                                                     657,862     18,001           (1,914)      673,949
                                                  ----------    -------         --------    ----------
          Subtotal, all fixed maturities........   1,466,771     45,159           (5,564)    1,506,366
                                                  ----------    -------         --------    ----------
Equity securities...............................      27,989     10,024           (1,208)       36,805
                                                  ----------    -------         --------    ----------
          Total fixed maturities and equity
            securities..........................  $1,494,760    $55,183         $ (6,772)   $1,543,171
                                                  ==========    =======         ========    ==========

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     The amortized cost and market values of mortgage-backed securities by category at December 31, 1996 are as follows:

                                                           HELD TO MATURITY         AVAILABLE FOR SALE
                                                        ----------------------    ----------------------
                                                                     ESTIMATED                 ESTIMATED
                                                        AMORTIZED     MARKET      AMORTIZED     MARKET
                                                          COST         VALUE        COST         VALUE
                                                        ---------    ---------    ---------    ---------
Pass-through agency securities......................    $ 36,060     $ 36,410     $156,304     $156,043
Collateralized mortgage obligations:
  Sequential class..................................      73,575       71,308       26,688       27,057
  Planned amortization class........................     142,965      139,871       23,551       22,995
  Accrual class.....................................      50,469       50,290       22,044       21,655
  Other.............................................      11,170       11,169        2,414        2,581
                                                        --------     --------     --------     --------
                                                         278,179      272,638       74,697       74,288
                                                        --------     --------     --------     --------
     Total securities...............................    $314,239     $309,048     $231,001     $230,331
                                                        ========     ========     ========     ========

     The amortized cost and estimated market value of fixed maturities which are held to maturity and available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                           FIXED MATURITIES          FIXED MATURITIES
                                                           HELD TO MATURITY         AVAILABLE FOR SALE
                                                        ----------------------    ----------------------
                                                                     ESTIMATED                 ESTIMATED
                                                        AMORTIZED     MARKET      AMORTIZED     MARKET
                                                          COST         VALUE        COST         VALUE
                                                        ---------    ---------    ---------    ---------
Due in one year or less.............................    $  3,756     $  3,758     $  9,490     $  9,503
Due after one year through five years...............      25,186       25,266       87,745       87,907
Due after five years through ten years..............     223,392      220,093      112,826      112,257
Due after ten years.................................     290,878      289,667      230,730      230,276
Mortgage-backed securities..........................     314,239      309,048      231,001      230,331
                                                        --------     --------     --------     --------
                                                        $857,451     $847,832     $671,792     $670,274
                                                        ========     ========     ========     ========

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Guide) which, among other things, provided entities with a one time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category. In 1993, the Company also transferred securities from the available for sale category to the held to maturity category. The net unrealized gains of $53,426 and $59,485 at December 31, 1996 and 1995, respectively, relating to these investments transferred to held to maturity are being amortized into income using the effective yield method over the lives of the related securities.

     At December 1996, the Company held below investment grade (S&P rating below BBB-) corporate debt securities with an aggregate carrying value of $10,125 and market value of $10,168. At December 31, 1995, the Company held below investment grade corporate debt securities with an aggregate carrying value of $9,791 and market value of $10,126. These holdings amounted to approximately 0.4 % and 0.4% of the Company's total assets at December 31, 1996 and 1995, respectively.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     Fixed maturities with an amortized book value of $72,062 and $285,305 were on deposit with insurance regulatory agencies of certain states at December 31, 1996 and 1995, respectively.

MORTGAGE LOANS ON REAL ESTATE

     At December 31, mortgage loans on real estate consisted of:

                                                             1996       1995
                                                             ----       ----
Mortgage loan principal..................................  $187,477   $225,879
Net unamortized purchase discount........................    (2,851)    (5,161)
Allowance for losses.....................................      (300)      (300)
                                                           --------   --------
  Net mortgage loans.....................................  $184,326   $220,418
                                                           ========   ========

     The Company's mortgage loans on real estate are diversified by property type, location and loan size and are collateralized by the related properties. At December 31, 1996, mortgage loans on real estate were concentrated in the following property types and states:

                                                                          % OF
                                                               1996     PORTFOLIO
                                                               ----     ---------
Property type:
  Commercial:
     Multi-family apartments...............................  $ 71,007      38.5%
     Office buildings......................................    42,832      23.2
     Retail space..........................................    45,227      24.5
     Industrial/Warehouses.................................    21,684      11.8
  Residential..............................................     3,576       2.0
                                                             --------     -----
     Total.................................................  $184,326     100.0%
                                                             ========     =====

     At December 31, 1996, the following states had a concentration of mortgage loans aggregating more than 10% of the Company's mortgage loans: Texas -- $39,535; Missouri -- $38,490 and; Kansas -- $20,282.

INVESTMENT IN EQUITY SUBSIDIARIES

     The following table presents summarized financial information on a combined proportionate basis of the Company's equity affiliates. Amounts presented include the accounts of the Company's equity subsidiaries, CIG, Argus, Hereford LLP (acquired in 1996), a hotel development joint venture (acquired in 1995) and GSSW (disposed of in 1996).

                                                        1996       1995       1994
                                                        ----       ----       ----
Current assets.....................................    $12,952    $22,371    $13,539
Noncurrent assets..................................     67,358     90,359     66,213
Current liabilities................................      2,829      3,517      3,016
Noncurrent liabilities.............................     59,403     60,157     40,309
Net revenues.......................................     32,401     37,737     38,690
Expenses applicable to net revenues................     26,307     25,682     29,687
Income from continuing operations..................      6,505     11,978      9,004
Net income.........................................      5,458      9,457      7,135

     In 1996, GSSW distributed $6,000 cash to the Company. In December 1996, the Company disposed of its interest in GSSW in exchange for cash of $22,629 and 100% interests in several real estate limited partnerships which were formerly owned by GSSW. The Company recorded the limited partnerships at their

                      AMERICO LIFE, INC. AND SUBSIDIARIES
historical book values of $18,662 and recorded a gain of $15,825 on the transaction. The limited partnerships, with assets consisting primarily of investment real estate, are included in the consolidated financial statements of the Company at December 31, 1996. In December 1994, GSSW distributed to the Company mortgage loan participations with an aggregate principal balance of $11,940 and a book value of $7,920. These loan participations are included in mortgage loans on real estate in the Company's consolidated financial statements.

     In December 1996, the Company received a dividend from Argus consisting of $8,000 cash and a $1,500 note receivable from a related party. The Company used $4,500 of the cash received to purchase a 50% interest in Hereford LLP, which owns and manages the building leased by Argus.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31, is comprised of the following:

                                                                  1996        1995        1994
                                                                  ----        ----        ----
Fixed maturities............................................    $104,442    $ 98,034    $ 88,367
Equity securities...........................................       1,101         524         502
Equity in earnings of equity subsidiaries...................       5,458      10,103       6,992
Mortgage loans on real estate...............................      21,344      20,169      19,145
Policy loans................................................      13,719      12,247      11,656
Reinsurance funds held by reinsurer (Note 6)................      37,425       6,007          --
Cash, short-term investments and other......................       7,452       8,988       6,850
                                                                --------    --------    --------
     Total investment income................................     190,941     156,072     133,512
Less investment expenses....................................      (4,216)     (4,025)     (3,363)
                                                                --------    --------    --------
     Net investment income..................................    $186,725    $152,047    $130,149
                                                                ========    ========    ========

REALIZED GAINS AND LOSSES

     Realized gains and losses from the sales and other redemptions of investments for the years ended December 31, are as follows:

                                                                 1996      1995      1994
                                                                 ----      ----      ----
Fixed maturity securities:
  Held to maturity:
     Realized gains.........................................    $    93    $  --    $   509
     Realized losses........................................       (124)    (668)      (183)
  Available for sale:
     Realized gains.........................................      2,162      274        400
     Realized losses........................................     (3,524)    (407)    (1,866)
Equity securities:
  Realized gains............................................      2,340      372        804
  Realized losses...........................................     (1,851)    (264)    (1,990)
Other investments:
  Realized gains............................................        788      502         65
  Realized losses...........................................         (4)     (91)    (1,268)
                                                                -------    -----    -------
Total net realized investment losses........................    $  (120)   $(282)   $(3,529)
                                                                =======    =====    =======

     During 1996, 1995, and 1994, the Company sold held to maturity fixed maturity investments with an amortized cost of $0, $6,583 and $2,462, respectively. The Company sold these investments based upon

                      AMERICO LIFE, INC. AND SUBSIDIARIES
evidence of the deterioration of the issuers' creditworthiness. The Company realized losses of $0, $668 and $93 in 1996, 1995 and 1994, respectively, on these sales.

     Following are the components of net unrealized investment gains as of December 31:

                                                               1996        1995
                                                               ----        ----
Investments carried at amortized cost:
  Fixed maturities available for sale....................    $ (1,518)   $ 16,087
  Fixed maturities reclassified from available for sale
     to held to maturity.................................      53,426      59,485
Investments carried at estimated fair value:
  Equity securities......................................      14,922       8,816
Effect on other balance sheet accounts...................     (11,123)    (14,749)
Deferred income taxes....................................     (18,518)    (23,435)
                                                             --------    --------
     Net unrealized investment gains.....................    $ 37,189    $ 46,204
                                                             ========    ========

     The carrying value of investments that were non-income producing during the three year period ended December 31, 1996 was not material to the Company's consolidated financial position.

5. DEFERRED POLICY ACQUISITION COSTS AND COST OF BUSINESS ACQUIRED

     The balances of and changes in deferred policy acquisition costs and the cost of business acquired as of and for the years ended December 31, are as follows:

                                                                1996       1995       1994
                                                                ----       ----       ----
Deferred policy acquisition costs:
  Balance, beginning of year................................  $ 56,568   $ 48,905   $ 39,498
  Capitalization of expenses................................    19,337     18,565     20,331
  Interest accretion........................................     4,075      3,779      3,484
  Amortization..............................................    (7,401)   (12,080)   (20,160)
  Amounts related to fair value adjustment of fixed maturity
     securities.............................................      (141)    (2,601)     5,752
                                                              --------   --------   --------
  Balance, end of year......................................  $ 72,438   $ 56,568   $ 48,905
                                                              ========   ========   ========
Cost of business acquired:
  Balance, beginning of year................................  $163,660   $132,623   $145,827
  Additions.................................................    60,181     52,156         --
  Interest accretion........................................    12,210      9,862      9,640
  Amortization..............................................   (34,908)   (26,394)   (22,202)
  Amounts related to fair value adjustment of fixed maturity
     securities.............................................     1,658     (4,587)      (642)
  Impact of realization of acquired tax benefits............    (2,091)        --         --
                                                              --------   --------   --------
  Balance, end of year......................................  $200,710   $163,660   $132,623
                                                              ========   ========   ========

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     The estimated amortization and interest accretion of the cost of business acquired for the five years ending December 31, 2001 are as follows:

                                                               INTEREST     ESTIMATED
                                                AMORTIZATION   ACCRETION   NET DECREASE
                                                ------------   ---------   ------------
1997..........................................    $34,021       $13,099      $20,922
1998..........................................     32,759        11,741       21,018
1999..........................................     29,988         9,940       20,048
2000..........................................     26,769         8,421       18,348
2001..........................................     24,987         7,491       17,496

6. INSURANCE LIABILITIES AND REINSURANCE

     Insurance liabilities at December 31, consist of the following:

                                                                   1996          1995
                                                                   ----          ----
Policyholder account balances:
  Universal life............................................    $  939,635    $  869,339
  Annuities.................................................       527,324       271,196
                                                                ----------    ----------
                                                                $1,466,959    $1,140,535
                                                                ==========    ==========
Future policy benefits:
  Traditional life..........................................    $  659,718    $  671,136
  Accident and health.......................................         3,090         1,054
  Supplementary contracts...................................        18,737        11,709
                                                                ----------    ----------
                                                                $  681,545    $  683,899
                                                                ==========    ==========

     Approximately 62% of the annuity account balances of the Insurance Companies are subject to surrender charges upon early withdrawal.

     The Insurance Companies cede and assume reinsurance with unaffiliated companies. The maximum portion of the risk retained on the life of any individual is $350.

     In October 1995, the Company entered into several agreements with an unaffiliated insurance company and a third-party reinsurer ("the Reinsurer"). One of the agreements calls for the direct insurer to reinsure substantially all of its insurance policies and contracts to the Reinsurer on a coinsurance basis. The direct insurer transferred approximately $348,000 of assets to the Reinsurer and received a ceding commission of $37,328. On July 2, 1996, the Company entered into similar agreements with another unaffiliated insurance company. The direct insurer transferred approximately $405,000 of assets to the Reinsurer and received a ceding commission of $34,745. The Reinsurer entered into modified coinsurance agreements to reinsure certain risks on the same insurance policies to Great Southern. The modified coinsurance agreements provide that the assets and insurance liabilities related to the reinsured policies are to be retained by the Reinsurer. The assets retained by the Reinsurer, a company rated A+ by A.M. Best Company, are held in an escrow account for the benefit of Great Southern.

     Great Southern also entered into reinsurance agreements with the direct insurers. The reinsurance agreements provide for Great Southern to reinsure the life insurance policies and contracts of the direct insurers on an assumption basis. Great Southern will record the direct insurance liabilities and a related reinsurance recoverable from the Reinsurer when Great Southern completes the assumption reinsurance transaction. The completion of the assumption of the policies will be subject to necessary insurance department and policyholder approvals. The policies will be assumed by Great Southern subject to the coinsurance agreements in place between the direct insurers and the Reinsurer.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     The Company accounted for its obligations under the modified coinsurance agreements by recording a liability to the Reinsurer for the present value of the payments projected to be paid to the Reinsurer. The Company also recorded a receivable from the Reinsurer equal to the statutory liabilities held by the Reinsurer. Consistent with the right of offset contained in the agreement, the Company has netted the receivable from the Reinsurer against the liability to the Reinsurer and has presented a net liability on the balance sheet. The net liability included in amounts payable to reinsurers was $61,127 and $30,071 at December 31, 1996 and 1995, respectively. The reserve for future policy benefits, net of miscellaneous assets and liabilities, related to the reinsured policies was approximately $773,815 and $347,517 at December 31, 1996 and 1995, respectively. As of December 31, 1996, Great Southern had completed the assumption of policies with liabilities totalling $245,361 and these liabilities are included on the Company's consolidated balance sheet. At December 31, 1996 and 1995, $88,748 and $30,872, respectively, of cost of business acquired was included on the Company's consolidated balance sheet related to the reinsured policies. Premiums and policy revenues and policyholder benefits assumed under the modified coinsurance agreements are included in the Company's statement of income. Interest earned by the Company on the statutory liabilities held by the Reinsurer is recorded as investment income.

     The Reinsurer will receive all statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. Upon termination of the modified coinsurance agreement, Great Southern is required to reimburse the Reinsurer for the amount of the unrecovered ceding commission.

     Amounts receivable from reinsurers consists of the following at December
31:

                                                              1996      1995
                                                              ----      ----
Amounts recoverable for ceded future policy benefits......  $350,062   $82,686
Amounts recoverable on ceded policy and contract claims...    10,223     5,475
Amounts recoverable on paid losses........................     3,247     2,455
Other.....................................................    11,618     7,308
                                                            --------   -------
                                                            $375,150   $97,924
                                                            ========   =======

     Amounts receivable from reinsurers include $13,269 and $11,779 from one unrelated insurance company at December 31, 1996 and 1995, respectively. Also included in amounts receivable from reinsurers is $100,122 and $59,025 from Financial Assurance at December 31, 1996 and 1995, respectively. At December 31, 1996, the amounts receivable from reinsurers includes $245,361 due from the Reinsurer.

     Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1996, no allowance has been established as all amounts are deemed collectible.

     Premiums ceded under reinsurance agreements were $35,050, $41,224 and $33,475 for the years ended December 31, 1996, 1995 and 1994, respectively. Reinsurance recoveries netted against other policyholder benefits totalled $50,678, $32,139 and $32,777 for the years ended December 31, 1996, 1995 and
1994, respectively. The Insurance Companies are liable for reinsurance ceded to other companies in the event the reinsurers are unable to pay their portion of the policy benefits.

     Certain of the Insurance Companies have ceded blocks of insurance under financial reinsurance treaties to provide funds for acquisitions and other purposes. These reinsurance transactions represent financial arrangements under generally accepted accounting principles, and accordingly, are not reflected in the accompanying financial statements except for the associated risk fees. The risk fees paid to the reinsurers under these treaties totalled $884, $1,194 and $945 for the years ended December 31, 1996, 1995 and 1994, respectively. These fees are charged against premiums and policy revenues in the consolidated statement of

                      AMERICO LIFE, INC. AND SUBSIDIARIES
income. For statutory accounting purposes, these financial reinsurance transactions provide a reserve credit which increases statutory surplus.

     Certain financial reinsurance treaties entered into by the Insurance Companies contain minimum statutory surplus requirements and require the Insurance Companies to place securities in an escrow account ($273,421 at December 31, 1996) to secure obligations to the reinsurer. The Insurance Companies are in compliance with all requirements at December 31, 1996.

7. NOTES PAYABLE

     Notes payable as of December 31, are comprised of the following:

                                                                1996       1995
                                                                ----       ----
Senior subordinated notes bearing interest at 9.25%, due
  2005......................................................  $100,000   $100,000
Borrowing under $70,000 amended and restated credit
  agreement, bearing interest at 7/8% over LIBOR rate (6.45%
  at December 31, 1996), due in six equal semi-annual
  installments of $3,500 beginning in 2000..................    21,000     21,000
Unsecured discounted $12,000 notes, bearing interest at an
  effective interest rate of 11.5%, payable in semi-annual
  equal installments due 2010...............................     8,584      8,838
Unsecured discounted $5,000 note, bearing interest at an
  effective interest rate of 12.0%, due 2015................     2,981      2,951
Other.......................................................       747        662
                                                              --------   --------
                                                              $133,312   $133,451
                                                              ========   ========

     On or after June 1, 1998, the senior subordinated notes (the Notes) are redeemable at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below:

1998........................................................    104.6250%
1999........................................................    102.3125%
2000 and thereafter.........................................    100.0000%

     In 1995, the Company entered into a $70,000 Credit Agreement which was provided by a syndicate of lenders with The Chase Manhattan Bank as the administrative agent. The Credit Agreement was amended and restated in December 1996 and subsequently amended in February 1997. The Credit Agreement operates as a revolving credit facility until December 31, 1999. The amount of loans then outstanding will convert into a term loan and amortize in six equal semi-annual installments commencing July 1, 2000. Amounts outstanding under the Credit Agreement accrue interest at a variable rate or the prime rate. Amounts outstanding under the Credit Agreement rank senior to the Company's other currently outstanding debt and are secured by a pledge of the common stock of the Company's subsidiaries, United Fidelity and Landmark Mortgage Company, and by the surplus debentures of United Fidelity. The Company pays 0.2% per year on the unused portion of the Credit Agreement.

     The unsecured discounted notes issued to the Seller bear interest at 6.5% per annum payable semi-annually and rank pari passu with the Notes. The Company recorded the notes at their fair value at the date of issuance using effective interest rates of 11.5% and 12.0%. The unamortized discount at December 31, 1996 was $4,685. The $5,000 note is subject to contractual set-off rights and is held under a pledge and escrow agreement to secure the Seller's indemnification obligations to the company.

     The Notes and the Credit Agreement contain certain covenants including, but not limited to, limitations on indebtedness, liens securing indebtedness, sale or issuance of capital stock of the Company's subsidiaries, restricted payments, issuance of other subordinated indebtedness, financial reinsurance, investments, dividends

                      AMERICO LIFE, INC. AND SUBSIDIARIES
and other distributions by the Company's subsidiaries, dividends by the Company, transactions with affiliates, the sale of assets and repayment of subordinated indebtedness by the Company. The Company was in compliance with all debt covenants at December 31, 1996.

     The aggregate principal payments due during each of the next five years are as follows:

1997........................................................    $    585
1998........................................................         625
1999........................................................         618
2000........................................................       7,657
2001........................................................       7,702
Later years.................................................     116,125
                                                                --------
                                                                $133,312
                                                                ========

8. STOCKHOLDER'S EQUITY AND STATUTORY SURPLUS

     The Insurance Companies are required by the applicable state's department of insurance to maintain minimum levels of statutory capital and surplus. The reported statutory capital and surplus of each company at December 31, 1996 was:

                                                                REPORTED STATUTORY
                          COMPANY                               CAPITAL AND SURPLUS
                          -------                               -------------------
United Fidelity.............................................         $ 86,667
Great Southern..............................................          109,240
College Life................................................           41,823
Loyalty Life................................................            6,463
National Farmers............................................           34,145
Victory.....................................................            5,613

     Dividend distributions of the Insurance Companies to their respective stockholder exceeding the greater of statutory net gain from operations during the preceding year or 10% of capital and surplus at the end of the preceding year are subject to the prior approval of the applicable state department of insurance. Dividends from the Insurance Companies may be paid only from statutory earned surplus as determined in accordance with accounting practices prescribed or permitted by the applicable state insurance regulatory authorities. In addition, the National Association of Insurance Commissioners
(NAIC) and Texas each have minimum risk-based capital requirements which effectively restrict the payment of dividends by the Insurance Companies. At December 31, 1996 the Insurance Companies had statutory capital and surplus in excess of the levels required by the NAIC and Texas risk-based capital guidelines.

     The American Institute of Certified Public Accountants Statement of Position (SOP) 94-5 "Disclosure of Certain Matters in the Financial Statements of Insurance Enterprises" requires insurance enterprises to disclose permitted statutory accounting practices which have a material effect on capital and surplus or RBC. Permitted practices encompass those practices not prescribed by state laws, regulations and administrative rules or by existing NAIC authoritative literature. The Company does not have any statutory accounting practices which are required to be disclosed under SOP 94-5.

     Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP.

     The following tables reconcile capital stock and surplus and net income of the Insurance Companies determined in accordance with accounting practices prescribed or permitted by the state insurance departments with consolidated stockholder's equity and net income of the Company on a GAAP basis. Included in

                      AMERICO LIFE, INC. AND SUBSIDIARIES
the amounts stated in accordance with statutory accounting practice are amounts recorded in accordance with GAAP for non-insurance subsidiaries.

STOCKHOLDER'S EQUITY

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996         1995
                                                                  ----         ----
Capital stock and surplus, on basis of statutory accounting
  practices, as filed with insurance regulatory
  authorities...............................................    $ 115,246    $  78,170
Cost of business acquired...................................      109,093      132,433
Deferred policy acquisition costs...........................       72,438       56,568
Invested assets adjustments.................................       44,699       58,512
Reserve for future policy benefits..........................       62,506       70,856
Asset valuation reserve and interest maintenance reserve....       24,833       26,229
Surplus debentures..........................................     (137,714)    (137,751)
Reserve credits on financial reinsurance treaties...........      (42,899)     (52,087)
Deferred income taxes.......................................      (43,195)     (43,033)
Other.......................................................        2,015          866
                                                                ---------    ---------
Stockholder's equity, on basis of GAAP......................    $ 207,022    $ 190,763
                                                                =========    =========

NET INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
Net income, on basis of statutory accounting practices, as
  filed with insurance regulatory authorities...............    $ 47,124    $ 23,140    $ 16,301
Amortization of cost of business acquired...................     (22,698)    (16,532)    (12,562)
Net change in deferred policy acquisition costs.............      13,191      10,264       9,774
Change in realized gains (losses)...........................         895      (7,627)     (2,667)
Adjustment of policy and claim liabilities..................       6,242       6,889      10,801
Adjustment of reserves and premiums on financial
  reinsurance...............................................      (9,188)      4,098      (7,094)
Deferred income tax provision...............................      (5,576)      3,546       2,749
Interest expense on notes payable...........................     (12,263)    (10,593)     (9,250)
Adjustment of fixed maturity securities amortization........       2,064       4,176       3,767
Effects of reinsurance transaction..........................       6,048          --          --
Amortization of debt acquisition costs......................        (336)       (301)       (185)
Other.......................................................       1,771       2,670       1,725
                                                                --------    --------    --------
Net income, on basis of GAAP................................    $ 27,274    $ 19,730    $ 13,359
                                                                ========    ========    ========

9. INCOME TAXES

     Americo Life, Inc. and certain of the Insurance Companies file a consolidated federal life and non-life income tax return with FHC and FHC's non-life subsidiaries. The remaining Insurance Companies file separate or consolidated life insurance company federal income tax returns, as applicable. The Company and its subsidiaries are charged or credited an amount of federal income tax equal to the tax that would have been due for each entity on a separate return basis in accordance with a written tax allocation agreement. Net operating losses of members in each consolidated return are utilized on a first-in, first-out basis.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     The provision for U.S. federal income taxes for the years ended December 31, is comprised of the following:

                                                               1996      1995      1994
                                                               ----      ----      ----
Current tax provision.......................................  $ 7,937   $14,672   $11,908
Deferred tax provision......................................    5,576    (3,546)   (2,749)
                                                              -------   -------   -------
     Provision for income taxes.............................  $13,513   $11,126   $ 9,159
                                                              =======   =======   =======

     The provision for income taxes differed from the amounts computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from continuing operations as a result of the following differences:

                                                               1996      1995      1994
                                                               ----      ----      ----
Computed tax at statutory rate..............................  $14,275   $10,800   $ 7,881
Increase (decrease) in tax resulting from:
  Increase in valuation allowance...........................       --       572     1,294
  Availability of dividends received deduction to offset
     taxable temporary differences..........................     (503)     (934)     (704)
  Other.....................................................     (259)      688       688
                                                              -------   -------   -------
     Provision for income taxes                               $13,513   $11,126   $ 9,159
                                                              =======   =======   =======

     The provision for deferred income taxes for the years ended December 31, is comprised of the following:

                                                               1996      1995      1994
                                                               ----      ----      ----
Investments                                                   $ 2,310   $(7,759)  $(8,376)
Reserves....................................................      727       642     1,254
Reinsurance.................................................     (583)    1,767      (242)
Cost of business acquired...................................   (2,991)    1,467     4,208
Deferred policy acquisition costs...........................    3,537       333       324
Net operating losses........................................    2,333       444      (215)
Other.......................................................      243      (440)      298
                                                              -------   -------   -------
     Provision for deferred income taxes....................  $ 5,576   $(3,546)  $(2,749)
                                                              =======   =======   =======

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     The Company's net deferred federal tax liabilities are comprised of the tax cost or benefit associated with the following items based on the 35% tax rate in effect:

                                                               1996      1995
                                                               ----      ----
Deferred tax liability:
  Cost of business acquired.................................  $39,862   $43,585
  Investments...............................................    3,932     1,622
  Deferred policy acquisition costs.........................    6,137     2,600
  Reinsurance...............................................    3,228     3,811
  Net unrealized investments gains..........................   19,497    24,065
  Other.....................................................      321       272
                                                              -------   -------
       Total deferred tax liability.........................   72,977    75,955
                                                              -------   -------
Deferred tax asset:
  Policy reserves...........................................   30,891    31,618
  Utilization of net operating losses.......................      902     3,235
  Other deductible temporary differences....................      542       622
                                                              -------   -------
Deferred income tax assets before valuation allowances......   32,335    35,475
  Less: valuation allowance.................................   (2,553)   (2,553)
                                                              -------   -------
       Total deferred tax asset.............................   29,782    32,922
                                                              -------   -------
Net deferred tax liability..................................  $43,195   $43,033
                                                              =======   =======

     A valuation allowance is provided at December 31, 1996 and 1995 related to the tax benefit of loss carryovers and deductible differences because it is more likely than not that such benefits will not be realized.

     Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "Policyholders' Surplus Account"
(PSA). Federal income taxes will become payable on this account at the then current tax rate when and to the extent the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously-taxed income. At December 31, 1996, the Insurance Companies had aggregate balances in their PSA of approximately $11,549. Federal income tax of $4,043 would be due if the entire balance is distributed at the current income tax rate of 35%. No provision has been recorded relating to any potential distributions from the PSA subsequent to 1996.

     At December 31, 1996, the Insurance Companies had aggregate balances in their Shareholder Surplus Accounts (SSA) of approximately $61,521, respectively, from which distributions could be made without incurring any federal tax liability with respect to the PSA accounts.

     The Company has non-life regular and AMT NOL carryovers of approximately $2,685 which will expire in the year 2009 if unutilized.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases certain data processing equipment and office space, some of which are from related parties, under operating leases. Rental expense was $1,931, $1,881 and $1,837 in 1996, 1995 and 1994,

                      AMERICO LIFE, INC. AND SUBSIDIARIES
respectively, and is included in other operating expenses. Approximate future minimum lease commitments for leases whose terms are greater than one year at December 31, 1996 are as follows:

1997........................................................    $1,910
1998........................................................       469
1999........................................................       255
2000........................................................        10
2001 and thereafter.........................................        --
                                                                ------
                                                                $2,644
                                                                ======

     In May 1996, a policyholder of Great Southern filed a complaint in Louisiana state court against Great Southern and an agent of Great Southern (Sharon K. Self and Johnnie W. Self, et al v. Great Southern Life Insurance Company and A.A. Cohn) related to the sale of an interest sensitive whole life policy on a "vanishing premium" basis and seeking unspecified damages. The plaintiffs seek to represent a class of Great Southern policyholders. The suit was removed to the United States District Court for the Middle District of Louisiana and is now proceeding in that court. In February 1997, Great Southern was named a defendant in a lawsuit filed in the Circuit Court of Dade County, Florida related to the sale of universal life policies, and alleging that policyholders were misled regarding the premiums payable for such policies (Irwin Ginsberg v. Jack Goldberg and Great Southern Life Insurance Company). The plaintiff in such lawsuit seeks to represent a class of Great Southern policyholders and claims unspecified compensatory and punitive damages. Because this lawsuit has only recently been served on Great Southern, no responsive pleadings have been filed and the Company is still investigating the matter. Great Southern intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

     The Company is named as defendant in a number of other lawsuits arising from the normal course of business. Management does not expect that these actions will result in a material loss to the Company.

11. EMPLOYEE BENEFIT PLANS

     Great Southern is a sponsor of several contributory postretirement benefit plans which provide life and medical insurance to participating retired employees and agents. Pursuant to the purchase agreement, Great Southern's former parent assumed responsibility for employees and agents who retired on or after August 1, 1984. Future costs of benefits for employees and agents who retired prior to August 1, 1984, are the responsibility of the Company. A liability for these postretirement benefits of $2,680 and $2,750 is included in other liabilities at December 31, 1996 and 1995, respectively.

     The Company sponsors a 401(k) Retirement Savings Plan (the Plan) in which substantially all employees are eligible to participate. During 1996, 1995 and 1994, the Company contributed approximately $225, $186 and $190, respectively, to the Plan based on employees' contributions.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

12. SEGMENT INFORMATION

     Consolidated business segment information as of and for the years ended December 31, is summarized as follows:

                                                                1996          1995          1994
                                                                ----          ----          ----
Revenues:
  Individual life and other insurance....................    $  365,071    $  283,168    $  252,893
  Corporate and other non-insurance......................         6,528        10,895         8,069
                                                             ----------    ----------    ----------
     Total...............................................    $  371,599    $  294,063    $  260,962
                                                             ==========    ==========    ==========
Income before provision for income taxes:
  Individual life and other insurance....................    $   25,398    $   23,439    $   18,589
  Corporate and other non-insurance......................        15,389         7,417         3,929
                                                             ----------    ----------    ----------
     Total...............................................    $   40,787    $   30,856    $   22,518
                                                             ==========    ==========    ==========
Assets:
  Individual life and other insurance....................    $2,773,616    $2,394,397    $1,943,445
  Corporate and other non-insurance......................        57,094        65,408        51,183
                                                             ----------    ----------    ----------
     Total...............................................    $2,830,710    $2,459,805    $1,994,628
                                                             ==========    ==========    ==========

     Individual life and other insurance revenues include premiums paid by policyholders on traditional insurance contracts, product charges on universal life and investment-type contracts, other income, allocations of net investment income and net realized investment gains and losses.

     Corporate and other non-insurance revenues represent investment income on equity affiliates and unallocated assets, and unallocated net realized investment gains and losses.

     Individual life and other insurance income before provision for income taxes represents total revenue, policy and claim benefits, operating expenses and net realized investment gains and losses. Corporate and other non-insurance income before provision for income taxes represents corporate revenues, expenses not directly allocable to product segments, debt service costs, unallocated net realized investment gains and losses and amortization expense relating to debt acquisition costs and goodwill. Corporate and non-insurance amortization expense was $336, $301, and $185, for the years ended December 31, 1996, 1995 and 1994, respectively.

13. RELATED PARTIES

     The Company and FHC are involved in advisory and data processing services agreements. Under the advisory agreement, FHC supervises and directs the composition of the investment portfolios of the Company and its subsidiaries in accordance with their respective objectives and policies. For these services, FHC is compensated based on the aggregate statutory book value of the investable assets of the Insurance Companies. Under the data processing agreement, FHC provides the Company and its subsidiaries with record-keeping services for certain life insurance and annuity products. For its services, FHC is paid a fee per policy serviced. The Company and its subsidiaries are also involved in a cost-sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane leased by FHC.

     Amounts due from (to) affiliates at December 31, 1996 and 1995 include $(293) and $5,494, due from (to) FHC arising from intercompany tax allocations and other amounts from CIG and FHC arising from the normal course of business.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     United Fidelity leases office space from a partnership in which a related party has a 50% interest. The Insurance Companies utilize Clinical Reference Laboratory, Inc., a related party, for laboratory testing services.

     The following table summarizes the related party transactions for the three years ended December 31:

                                                               1996     1995     1994
                                                               ----     ----     ----
Data processing agreement between the Company and FHC.......  $9,778   $8,073   $8,216
Advisory agreement between the Company and FHC..............   6,143    4,750    4,350
Air transportation cost sharing agreement...................     765      551      667
Rental expense..............................................     913      899      836
Laboratory services.........................................     178      163      170

     College Life and Great Southern are involved in coinsurance agreements with Financial Assurance. Under the terms of the agreements, College Life and Great Southern agree to reinsure certain business, as defined in a separate marketing agreement, with Financial Assurance on a 50% coinsurance basis. Additionally, College Life and Great Southern agree to reimburse Financial Assurance for a portion of the policy issue and maintenance expenses relating to servicing the policies.

14. SUBSEQUENT EVENT

     In January 1997, the Company entered into a stock purchase agreement to acquire The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("IGL") from an unrelated party for a purchase price of approximately $330,000, subject to certain purchase price adjustments. The acquisition will be financed by a combination of internal funds and reinsurance. At December 31, 1996, Ohio State and IGL had assets of approximately $1,099,000 and liabilities of $767,000. The closing of the acquisition is contingent upon obtaining regulatory approvals from applicable state insurance departments.

     Immediately following the acquisition, Ohio State and IGL will reinsure 100% of their insurance liabilities to the Reinsurer on a coinsurance basis. Ohio State and IGL will transfer approximately $685,000 of assets to the Reinsurer and will receive a ceding commission of $133,000 from the Reinsurer. The Reinsurer will reinsure certain risks on a 70% quota share of the same insurance liabilities to Great Southern on a modified coinsurance basis, which provides that the Reinsurer retains the assets and liabilities. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. After that time, the Reinsurer will receive 30% of the statutory profits from the reinsured policies.

     The acquisition of Ohio State and IGL will be accounted for using the purchase method of accounting. The direct policy liabilities will be included on the Company's balance sheet. The assets retained by the Reinsurer will be included on the Company's balance sheet as a receivable from the Reinsurer.

                               AMERICO LIFE, INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
Report of Independent Accountants on Financial Statement
  Schedules.................................................    S-2
Schedule II      Condensed Financial Information of
  Registrant................................................    S-3
Schedule IV     Reinsurance.................................    S-7
Schedule V      Valuation and Qualifying Accounts...........    S-8

     All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholder of Americo Life, Inc.

     Our audits of the consolidated financial statements referred to in our report dated March 17, 1997, appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Kansas City, Missouri
March 17, 1997

                                                                     SCHEDULE II

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                           DECEMBER 31, 1996 AND 1995

                                                                  1996        1995
                           ASSETS                                 ----        ----
Equity securities, at market (cost: $5,228 and $6,978)......    $  7,565    $  9,528
Investment in subsidiaries..................................     184,584     170,556
Mortgage loans on real estate...............................          --          74
Cash and cash equivalents...................................       5,259         546
Surplus debentures receivable...............................     137,845     138,592
Property and equipment, net.................................       2,126         696
Amounts due from affiliates.................................          --       3,026
Other assets................................................      11,119       8,819
                                                                --------    --------
     Total assets...........................................    $348,498    $331,837
                                                                ========    ========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable...............................................    $132,564    $132,790
Accrued interest payable....................................         915         932
Amounts due to affiliates...................................       1,515          --
Deferred income taxes.......................................       2,612       2,279
Other liabilities...........................................       3,870       5,073
                                                                --------    --------
     Total liabilities......................................     141,476     141,074
                                                                --------    --------
STOCKHOLDER'S EQUITY:
Common stock ($1 par value, 30,000 shares authorized, 10,000
  issued and outstanding)...................................          10          10
Additional paid-in capital..................................       3,745       3,745
Net unrealized investment gains.............................      37,189      46,204
Retained earnings...........................................     166,078     140,804
                                                                --------    --------
     Total stockholder's equity.............................     207,022     190,763
                                                                --------    --------
     Total liabilities and stockholder's equity.............    $348,498    $331,837
                                                                ========    ========

                  See notes to condensed financial information

                                                                     SCHEDULE II

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                 1996       1995       1994
                                                                 ----       ----       ----
INCOME
  Management and data processing fees from subsidiaries.....    $12,055    $10,708    $10,256
  Interest income on surplus debentures receivable..........     12,842     11,053      9,837
  Net investment income.....................................        415        819        397
  Net realized investment gains (losses)....................        107         --       (249)
  Other income..............................................      6,673      1,557         --
                                                                -------    -------    -------
     Total income...........................................     32,092     24,137     20,241
                                                                -------    -------    -------
EXPENSES
  Management and advisory fees to parent....................     15,921     12,823     12,566
  Interest expense..........................................     12,263     10,593      9,250
  Other operating expenses..................................      2,958      1,454      2,188
  Amortization of debt acquisition expenses.................        664        301        183
                                                                -------    -------    -------
     Total expenses.........................................     31,806     25,171     24,187
                                                                -------    -------    -------
     Income (loss) before provision for (benefit from)
       income taxes and equity in income of subsidiaries....        286     (1,034)    (3,946)
PROVISION FOR (BENEFIT FROM) INCOME TAXES...................      1,418       (581)    (2,306)
                                                                -------    -------    -------
     Loss before equity in income of subsidiaries...........     (1,132)      (453)    (1,640)
EQUITY IN INCOME OF SUBSIDIARIES............................     28,406     20,183     14,999
                                                                -------    -------    -------
     Net Income.............................................    $27,274    $19,730    $13,359
                                                                =======    =======    =======

                  See notes to condensed financial information

                                                                     SCHEDULE II

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996       1995       1994
                                                                ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $ 27,274   $ 19,730   $ 13,359
  Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
     Undistributed equity in earnings of subsidiaries.......   (28,406)   (20,183)   (14,999)
     Dividends received from subsidiaries...................     8,000         --      5,000
     Depreciation and amortization..........................       943        462        298
     (Increase) decrease in other assets, net of
       amortization expense.................................      (545)    (4,820)     1,164
     Decrease in other liabilities..........................    (1,220)    (1,332)      (376)
     Provision for deferred income taxes....................       408        428       (892)
     Increase (decrease) in amounts due to/from
       affiliates...........................................     4,541     (2,684)     1,483
     Other changes..........................................      (535)       306       (576)
                                                              --------   --------   --------
          Total adjustments.................................   (16,814)   (27,823)    (8,898)
                                                              --------   --------   --------
          Net cash provided (used) by operating
            activities......................................    10,460     (8,093)     4,461
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for subsidiary acquired...........................        --    (23,252)        --
  Receipt from UFL for subsidiary acquired..................        --      5,500         --
  Amounts collected on surplus debentures receivable........       750         --      5,000
  Capital contribution to subsidiary........................      (261)        --         --
  Payment for equity subsidiary acquired....................    (4,550)        --         --
  Proceeds from sales of fixed maturity investment
     securities.............................................        --         --      1,053
  Purchases of equity securities............................      (663)    (6,289)    (1,222)
  Proceeds from sales of equity securities..................     3,368         --      4,502
  Mortgage loans originated.................................       (71)       (74)        --
  Proceeds from sales of mortgage loans.....................        --         --      1,724
  Purchases of property and equipment, net..................    (1,814)        --       (219)
                                                              --------   --------   --------
          Net cash provided (used) by investing
            activities......................................    (3,241)   (24,115)    10,838
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Notes payable issued......................................        --     21,000         --
  Repayments of notes payable...............................      (506)      (244)        --
  Debt issue costs..........................................        --       (737)        --
  Dividends paid............................................    (2,000)    (2,000)    (2,000)
                                                              --------   --------   --------
  Net cash provided (used) by financing activities..........    (2,506)    18,019     (2,000)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     4,713    (14,189)    13,299
Cash and cash equivalents at beginning of year..............       546     14,735      1,436
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  5,259   $    546   $ 14,735
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during year for interest........................  $ 12,280   $ 10,432   $  9,250

                  See notes to condensed financial information

                                                                     SCHEDULE II

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     In 1996, the Company received a dividend totalling $15,673 representing a 50% interest in Argus. Subsequently, the Company received a dividend from Argus consisting of $8,000 cash and a $1,500 note receivable from a related party.

     The Company sold its interest in a subsidiary acquired in 1995 to a wholly-owned subsidiary, in exchange for a surplus debenture for $38,000 and cash of $5,500.

     The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in this Form 10-K.

                                                                     SCHEDULE IV

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                PERCENTAGE
                                                      CEDED TO      ASSUMED                     OF AMOUNT
            YEAR ENDED                   GROSS         OTHER       FROM OTHER        NET         ASSUMED
           DECEMBER 31,                 AMOUNT       COMPANIES     COMPANIES       AMOUNT         TO NET
           ------------                 ------       ---------     ----------      ------       ----------
1996
Insurance in force................    $23,125,887    $5,189,238    $4,804,462    $22,741,111      21.1%
                                      ===========    ==========    ==========    ===========      =====
Premiums..........................    $   174,910    $   35,050    $   25,742    $   165,602      15.5%
                                      ===========    ==========    ==========    ===========      =====
1995
Insurance in force................    $22,836,922    $4,564,600    $4,107,256    $22,379,578      18.4%
                                      ===========    ==========    ==========    ===========      =====
Premiums..........................    $   176,351    $   41,224    $    5,003    $   140,130       3.6%
                                      ===========    ==========    ==========    ===========      =====
1994
Insurance in force................    $22,604,899    $4,795,951    $  386,004    $18,194,952       2.1%
                                      ===========    ==========    ==========    ===========      =====
Premiums..........................    $   165,479    $   33,475    $    2,221    $   134,225       1.7%
                                      ===========    ==========    ==========    ===========      =====

                                                                      SCHEDULE V

                      AMERICO LIFE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                 ADDITIONS
                                                          ------------------------
                                             BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                YEAR ENDED                   BEGINNING     COST AND       OTHER                     END OF
               DECEMBER 31,                  OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS     PERIOD
               ------------                  ----------   ----------   -----------   ----------   ----------
1996
Reserve for impairment of mortgage loans on
  real estate..............................    $  300        $ --          $ --        $   --       $  300
Write-down for impairment of real estate...       120          --            --            13          107
Allowance for receivables from agents......     2,450         250            --           577        2,123
                                               ------        ----          ----        ------       ------
          Total............................    $2,870        $250          $ --        $  590       $2,530
                                               ======        ====          ====        ======       ======
1995
Reserve for impairment of mortgage loans on
  real estate..............................    $  908        $ --          $ --        $  608       $  300
Write-down for impairment of real estate...       351          --            --           231          120
Allowance for receivables from agents......     2,467         195            --           212        2,450
                                               ------        ----          ----        ------       ------
          Total............................    $3,726        $195          $ --        $1,051       $2,870
                                               ======        ====          ====        ======       ======
1994
Reserve for impairment of mortgage loans on
  real estate..............................    $  908        $ --          $ --        $   --       $  908
Write-down for impairment of real estate...       567         214            --           430          351
Allowance for receivables from agents......     2,178         505           242           458        2,467
Allowance for premium finance
  receivables..............................     1,485          --            --         1,485           --
                                               ------        ----          ----        ------       ------
          Total............................    $5,138        $719          $242        $2,373       $3,726
                                               ======        ====          ====        ======       ======

-------------------------
(1) Amounts transferred from other allowance accounts.