Form 10-Q
period 1997-03-31
AMERICO LIFE INC
filed 1997-05-15
CIK 908139

FORM 10-Q

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1997

                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________


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

               Class and Title of           Shares Outstanding
                  Capital Stock            as of May 12, 1997

           Common Stock, $1.00 Par Value         10,000

               AMERICO LIFE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                       (In thousands - unaudited)

                                               March 31,    December 31,
                                                 1997           1996
ASSETS
Investments:
 Fixed maturities:
 Held to maturity, at amortized cost
  (market: $826,988 and $847,832)              $  861,841     $  857,451
 Available for sale, at market
  (amortized cost: $573,620 and $671,792)         564,560        670,274
 Equity securities, at market
  (cost: $34,396 and $33,341)                      48,978         48,262
 Investment in equity subsidiaries                 18,971         18,078
 Mortgage loans on real estate, net               171,321        184,326
 Investment real estate, net                       17,091         22,417
 Policy loans                                     202,746        204,607
 Other invested assets                             29,583         13,437
                                              -----------     ----------
  Total investments                             1,915,091      2,018,852

Cash and cash equivalents                         139,518         96,069
Accrued investment income                          24,533         25,287
Amounts receivable from reinsurers                389,115        375,150
Other receivables                                  25,666         13,969
Deferred policy acquisition costs                  77,838         72,438
Cost of business acquired                         196,558        200,710
Amounts due from affiliates                         1,821              -
Other assets                                       28,598         28,235
                                              -----------    -----------
  Total assets                                $ 2,798,738    $ 2,830,710
                                              ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Policyholder account balances                 $ 1,483,240    $ 1,466,959
Reserves for future policy benefits               678,136        681,545
Unearned policy revenues                           33,845         32,128
Policy and contract claims                         28,812         30,959
Other policyholder funds                           84,288         81,442
Notes payable                                     133,358        133,312
Amounts payable to reinsurers                      64,581         67,348
Deferred income taxes                              43,235         43,195
Due to broker                                          29         50,013
Amounts due to affiliates                               -          2,168
Other liabilities                                  44,552         34,619
                                              -----------    -----------
  Total liabilities                             2,594,076      2,623,688

Stockholder's equity:
 Common stock ($1 par value; 30,000 shares authorized,
  10,000 shares issued and outstanding)                10             10
 Additional paid-in capital                         3,745          3,745
 Net unrealized investment gains                   31,565         37,189
 Retained earnings                                169,342        166,078
                                              -----------    -----------
   Total stockholder's equity                     204,662        207,022
                                              -----------    -----------
Commitments and contingencies

  Total liabilities and stockholder's equity $ 2,798,738     $ 2,830,710
                                             ===========     ===========






                  See notes to consolidated financial statements

AMERICO LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts - unaudited)

                                                      Three months
                                                     ended March 31,
                                                  1997        1996
                                                 ------       ------
INCOME
 Premiums and policy revenues                  $  41,323    $ 41,192
 Net investment income                            49,608      43,668
  Net realized investment gains (losses)             493        (765)
 Other income                                        110         145
                                               ---------    --------
   Total income                                   91,534      84,240

BENEFITS AND EXPENSES
  Policyholder benefits:
   Death benefits                                 26,111      23,430
   Interest credited on universal life and
     annuity policies                             23,120      17,961
   Other policyholder benefits                    13,440      14,245
   Change in reserves for future policy benefits  (4,435)     (3,475)
 Commissions                                       2,929       2,504
 Amortization expense                              6,660       6,867
 Interest expense                                  3,007       3,034
 Other operating expenses                         15,287      13,472
                                                --------    --------
   Total benefits and expenses                    86,119      78,038

   Income before provision for income taxes        5,415       6,202

Provision for income taxes                         1,651       2,085
                                                --------    --------
   Net income                                  $   3,764    $  4,117
                                               =========    ========

Net income per common share                    $  376.40    $ 411.70
                                               =========    ========







                    See notes to consolidated financial statements

AMERICO LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands - unaudited)

                                                  Three months
                                                 ended March 31,
                                                 1997        1996
                                                ------     -------
Cash flows from operating activities
Net income                                    $  3,764    $ 4,117

Adjustments to reconcile net income to net cash
used by operating activities:
 Depreciation and amortization                   6,973      7,143
 Deferred policy acquisition costs              (4,346)    (4,937)
 Undistributed earnings of equity subsidiaries    (893)    (1,118)
 Distribution of earnings from equity
  subsidiaries                                       -      6,000
 Amortization of unrealized gains               (1,485)    (1,835)
 (Increase) decrease in assets:
  Accrued investment income                        754        582
  Amounts receivable from reinsurers           (13,965)   (19,027)
  Other receivables                            (11,697)       154
  Amounts due from affiliates                   (1,821)     6,637
  Other assets, net of amortization expense     (2,211)       652
 Increase (decrease) in liabilities:
  Policyholder account balances                 (3,397)    (1,249)
  Reserves for future policy benefits
   and unearned policy revenues                 (2,616)     (2,615)
  Policy and contract claims                    (2,147)      5,854
  Other policyholder funds                       2,846          93
  Amounts payable to reinsurers                 (2,767)     (5,421)
  Provision for deferred income taxes            3,067       1,566
  Amounts due to affiliates                     (2,168)          -
  Other liabilities                              9,930       1,296
 Net realized (gains) losses on
  investments sold                               (493)         765
 Amortization on bonds and mortgage loans       1,279         (257)
 Other changes                                 (1,639)        (679)
                                              --------      -------
  Total adjustments                           (26,796)      (6,396)
                                              --------      -------
Net cash used by operating activities         (23,032)      (2,279)
                                             ---------     --------
Cash flows from investing activities
 Purchases of fixed maturity investments      (31,826)     (87,444)
 Purchases of other investments               (79,102)      (5,973)
 Mortgage loans originated                          -          (73)
 Maturities or redemptions of fixed
  maturity investments                          9,679         9,409
 Sales of fixed maturity available for
  sale investments                            113,601       136,358
 Sales of other investments                    69,082           446
 Repayments from mortgage loans                14,002         6,048
 Change in due to broker                      (49,984)      (42,965)
 Change in policy loans                         1,860         2,158
                                             ---------     ---------
  Net cash provided by investing activities    47,312        17,964

Cash flows from financing activities
 Receipts credited to policyholder
   account balances                            45,662         45,033
 Return of policyholder account balances      (25,983)       (24,397)
 Dividends paid                                  (500)          (500)
 Repayments of notes payable                      (10)           (21)
                                             ---------      ---------
  Net cash provided by financing activities    19,169         20,115
                                             ---------      ---------
Net increase in cash and cash equivalents      43,449         35,800

Cash and cash equivalents at beginning
  of period                                    96,069         58,996
                                            ---------      ----------
Cash and cash equivalents at end of period  $ 139,518      $  94,796
                                            =========      =========

                  See notes to consolidated financial statements

AMERICO LIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Three Months Ended March 31, 1997 and 1996
(In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. (the Company) December 31, 1996 Form 10-K as filed with the Securities and Exchange Commission.

1.ACCOUNTING POLICIES

The unaudited consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1996 consolidated financial statements. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results experienced for the full year 1996, nor the results to be expected for the full year 1997.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In January 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral. The implementation of portions of this statement with respect to accounting for pledged collateral, repurchase agreements and similar transactions was deferred for one year by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of the FASB Statement No. 125" issued in December 1996. Implementation of these new accounting standards is not expected to have a material impact on the consolidated financial statements of the Company.

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 129 does not establish new disclosure requirements, rather it codifies certain disclosure requirements contained in other statements previously issued.
These statements are effective for financial statement periods ending after December 15, 1997. The implementation of these statements is not expected to have an impact on the consolidated financial statements of the Company.

AMERICO LIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Three Months Ended March 31, 1997 and 1996
(In thousands, except per share amounts - unaudited)

2.STOCKHOLDER'S EQUITY

Following are the components of net unrealized investment gains:

                                                                 Three Months
                                                                    Ended
                                       March 31,  December 31,     March 31,
                                         1997         1996           1997
Investment securities:
   Fixed maturities available
     for sale                       $  (9,060)    $  (1,518)     $   (7,542)
  Fixed maturities reclassified
   from available for sale to
     held to maturity                  51,530         53,426         (1,896)
  Equity securities                    14,582         14,922           (340)
                                    ---------     ----------     -----------
                                       57,052         66,830         (9,778)

Effect on other balance sheet accounts (9,166)       (11,123)         1,957
Deferred income taxes                 (16,321)       (18,518)         2,197
                                    ---------     ----------     ----------
  Net unrealized investment gains     $31,565     $   37,189     $  (5,624)
                                    =========     ==========     ==========

In March 1997, the Company paid a $500 dividend to Financial Holding
Corporation.

3.COMMITMENTS AND CONTINGENCIES

In May 1996, two policyholders of Great Southern Life Insurance Company ("Great Southern") filed a complaint in Louisiana state court against Great Southern and an agent of Great Southern (Sharon K. Self and Johnnie W. Self, et al v. Great Southern Life Insurance Company and A.A. Cohn) related to the sale of an interest-sensitive whole life policy on a "vanishing premium" basis and seeking unspecified damages. The plaintiffs have withdrawn their motion for certification of the action as a class for trial purposes. The suit was removed to the United States District Court for the Middle District of Louisiana and is now proceeding in that court. In February 1997, Great Southern was named a defendant in a lawsuit filed in the Circuit Court of Dade County, Florida related to the sale of universal life policies and alleging that policyholders were misled regarding the premiums payable for such policies (Irwin Ginsberg v. Jack Goldberg and Great Southern Life Insurance Company). The plaintiff in such lawsuit seeks to represent a class of Great Southern policyholders and claims unspecified compensatory and punitive damages. Because this lawsuit has only recently been served on Great Southern, no responsive pleadings have been filed and the Company is still investigating the matter. Great Southern intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

4.SUBSEQUENT EVENT

On April 15, 1997 (the "Closing Date"), Great Southern, acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("IGL") from Farmers Group, Inc. ("Farmers") pursuant to a stock purchase agreement dated January 21, 1997. The purchase price was approximately $340,000.

Ohio State is an Ohio domiciled life insurance company and IGL is a California domiciled life insurance company. Both companies operate from leased office space in Columbus, Ohio. Ohio State and IGL had total combined assets of approximately $1,100,000 at December 31, 1996. Ohio State and IGL had combined revenues and income before income taxes for the year ended December 31, 1996 of approximately $154,000 and $30,000, respectively.

On April 16, 1997, Ohio State and IGL entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to an unaffiliated insurance company (the "Reinsurer") in exchange for a ceding commission of $133,000. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. Under the coinsurance treaty, the assets supporting the insurance liabilities are retained by the Reinsurer in an escrow account for the benefit of Great Southern. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. After that time, the Reinsurer will receive 30% of the statutory profits from the reinsured policies.

The acquisition will be accounted for using the purchase method of accounting. Pursuant to the reinsurance agreements, the assets retained by the Reinsurer will be included on the Company's consolidated balance sheet as a receivable from the Reinsurer. The Company will record 70% of the earnings which will emerge from the reinsured business.

The acquisition of Ohio State and IGL was funded by internal funds and the proceeds of a $240,000 repurchase agreement. Upon receipt of the $133,000 ceding commission from the Reinsurer, Ohio State and IGL paid dividends totalling $200,000 to Great Southern. The repurchase agreement was substantially closed out on April 18, 1997.

AMERICO LIFE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

In 1996, the Company entered into a transaction which affects the comparability of the Company's results of operations for the three months ended March 31, 1997 and 1996. In July 1996, in connection with administrative agreements entered into with Fremont General Corporation and Fremont Life Insurance Company ("Fremont Life"), an unaffiliated company reinsured certain of the insurance liabilities of Fremont Life on a coinsurance basis. The unaffiliated company reinsured certain risks on these same liabilities to Great Southern on a modified coinsurance basis. The invested assets related to the reinsured business are owned by the
unaffiliated company.   The Company has offset the receivable from the
unaffiliated company against its liabilities under the modified coinsurance agreement in the Company's consolidated financial statements at March 31, 1997. At March 31, 1997, the reinsured liabilities, consisting primarily of annuities and universal life policies, totalled $402.2 million. The earnings from this transaction are included in the Company's results of operations for the three months ended March 31, 1997. This transaction will hereinafter be referred to as the Acquisition.

The effects of the Acquisition on the individual income statement components are as follows (in millions):

Premiums and policy revenues                           $3.2
Net investment income                                   6.7
Policyholder benefits                                   7.6
Commissions                                             0.1
Amortization expense                                    1.1
Other operating expenses                                0.6

The other operating expenses in the above table include only the direct expenses related to providing administration of the policies and assets of the Acquisition. The other operating expenses shown do not include any allocation of indirect or overhead expenses.

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31,
  1996

Income before provision for income taxes decreased to $5.4 million for the three months ended March 31, 1997 from $6.2 million for the three months ended March 31, 1996. The primary reasons for the net decrease were (i) an increase in death benefits, and (ii) an increase in other operating expenses, partially offset by (iii) income from the Acquisition, (iv) an increase in realized investment gains and (v) a decrease in amortization expense. These items and other significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues totalled $41.3 million for the three months ended March 31, 1997 compared to $41.2 million for the three months ended March 31, 1996. Excluding the premiums and policy revenues of the Acquisition, premiums and policy revenues decreased $3.1 million from 1996 to 1997, including a $2.5 million decrease in traditional premiums.

Because the Company currently writes little new traditional business, traditional premiums will decrease as the amount of in-force business decreases. Approximately $2.0 million of the decrease in traditional premiums from 1996 to 1997 is offset by lower increases in benefit reserves in 1997.

Net investment income. Net investment income increased $5.9 million to $49.6 million for the three months ended March 31, 1997 from $43.7 million for the same period in 1996. Excluding the investment income of the Acquisition, net investment income decreased $0.8 million for the three months ended March 31, 1997 compared to the same period in 1996 due to a $0.9 million decrease resulting from a reduction in invested assets associated with reinsured business in which the reinsurer retains ownership of the assets. Investment income was otherwise comparable from 1996 to 1997 as a 30 basis point decrease in the average yield earned on invested assets was offset by a $91.4 million increase in average invested assets.

Net realized investment gains. In the first three months of 1997, the Company recorded $0.5 million of net realized investment gains compared to net realized investment losses of $0.8 million for the same period in 1996. In 1997, the Company recorded gains of $1.8 million from the sale of two properties received in the disposition of GSSW, Limited Partnership in December 1996.

Policyholder benefits. Policyholder benefits increased $6.0 million to $58.2 million for the three months ended March 31, 1997 from to $52.2 million for the three months ended March 31, 1996. Excluding policyholder benefits related to the Acquisition, policyholder benefits decreased $1.6 million. For the three months ended March 31, 1997, lower surrender benefits on traditional products and lower benefit reserve increases associated with the lower traditional premiums referred to above were offset by higher death benefits. The Company's death benefits for the three months ended March 31, 1997 were $2.0 million higher than the same period in 1996 and at a level above the Company's assumptions used in computing the amortization of deferred policy acquisition costs and the cost of business acquired asset. Although it is too early to conclude that its mortality will continue at such a level, it has been the Company's position to change cost of insurance charges on universal life type policies when experience supports such a change in order to offset the higher cost. Accordingly, the Company has begun to review the source of the adverse experience to determine whether such an increase is warranted.

Amortization expense. Amortization expense decreased $0.2 million from $6.9 million in 1996 to $6.7 million in 1997. Excluding amortization expense related to the Acquisition, amortization expense decreased $1.3 million from 1996 to 1997. The higher amortization expense in 1996 primarily resulted from higher policy lapses and surrenders during that period.

Other operating expenses. Other operating expenses increased $1.8 million to $15.3 million for the three months ended March 31, 1997 from $13.5 million in 1996. Excluding the other operating expenses related to the Acquisition, other operating expenses increased $1.2 million. The primary reasons for the increase in operating expenses from 1996 to 1997 are expenses associated with a marketing office opened in California in September 1996 and increased depreciation expense in 1997 resulting from purchases of computer equipment in 1996.


FINANCIAL RESOURCES AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1996 to March 31, 1997 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at March 31, 1997 remained consistent with December 31, 1996. Non-investment grade securities totalled less than 0.8% of the Company's total fixed maturity investments at March 31, 1997. The Company has not made any significant changes to its investment philosophy during 1997.

The Company had net unrealized investment losses of $5.6 million during the first three months of 1997. The change in net unrealized investment gains during this period resulted from increasing market interest rates which decreased the market values of the Company's fixed maturity investment securities. The components of the change during the three months ended March 31, 1997 were (in millions):

Gross unrealized investment losses                 $   (9.8)
Effect on insurance assets and liabilities              2.0
Deferred income tax effect                              2.2
                                                   --------
                                                   $   (5.6)
                                                   ========

Great Southern is a defendant in a lawsuit brought by two policyholders in 1996, claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. In February 1997, Great Southern was named as a defendant in a purported class action lawsuit brought by a policyholder, claiming damages unspecified in amount, in connection with the sale of certain life insurance policies. For further discussion of these matters, see Note 3 to the March 31, 1997 consolidated financial statements contained elsewhere in this Form 10-Q.

SUBSEQUENT EVENT

On April 15, 1997, the Company acquired all of the common stock of the Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("IGL"). The purchase price was approximately $340.0 million and was funded by internal funds and the proceeds of a $240.0 million repurchase agreement. Ohio State and IGL paid dividends totalling $200.0 million to Great Southern after the closing. The repurchase agreement was substantially closed out on April 18, 1997. Approximately $100.0 million of available for sale fixed maturity investments were sold in anticipation of the acquisition of Ohio State and IGL. For further discussion of the acquisitions and the effects of the acquisitions on the Company's financial resources and liquidity, see Note 4 to the March 31, 1997 consolidated financial statements contained elsewhere in this Form 10-Q.

PART II.  -  OTHER INFORMATION

ITEM 2.        Legal Proceedings

As previously disclosed in the Company's December 31, 1996 Form 10-K, in February 1997, Great Southern was named a defendant in a lawsuit filed in the Circuit Court of Dade County, Florida related to the sale of universal life policies and alleging that policyholders were misled regarding the premiums payable for such policies (Irwin Ginsberg v. Jack Goldberg and Great Southern Life Insurance Company). The plaintiff in such lawsuit seeks to represent a class of Great Southern policyholders and claims unspecified compensatory and punitive damages. Because this lawsuit has only recently been served on Great Southern, no responsive pleadings have been filed and the Company is still investigating the matter. Great Southern intends to defend this case vigorously.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

    Incorporated by
    reference from:


2.1(a)   (2)    Stock Purchase Agreement dated January 21, 1997 between Great
                Southern Life Insurance Company and Farmers Group, Inc.

2.1(b)   (3)    Amendment No. 1 to the Stock Purchase Agreement dated April 15,
                1997 by and between Farmers Group, Inc. and Great Southern
                Life Insurance Company.

2.1(c)   (2)    Form of Automatic Coinsurance Reinsurance Agreement entered into between The Ohio State Life Insurance Company and
                Employers Reassurance Corporation.

2.1(d)   (2)    Form of Automatic Coinsurance Reinsurance Agreement entered into between Investors Guaranty Life Insurance Company and
                Employers Reassurance Corporation.

2.1(e)   (2)    Modified Coinsurance Retrocession Agreement (Ohio State Life
                Business) between Great Southern Life Insurance Company and
                Employers Reassurance Corporation.

2.1(f)   (2)    Modified Coinsurance Retrocession Agreement (Investors Guaranty
                Life Business) between Great Southern Life Insurance Company and Employers Reassurance Corporation.

2.1(g)   (2)    Escrow Agreement (Ohio State Life/Investors Guaranty Life
                Business) between Great Southern Life Insurance Company and
                Employers Reassurance Corporation.

2.1(h)   (2)    Investment Management Agreement (Ohio State Life Business)
                between the Registrant and Employers Reassurance Corporation.

Item 6.  (a)   continued


2.1(i)   (2)   Investment Management Agreement (Investors Guaranty Life
               Business) between the Registrant and Employers Reassurance
               Corporation.

3.1      (1)   Restated Articles of Incorporation, as amended, of the
               Registrant.

3.2      (1)   Bylaws, as amended, of the Registrant.

4.1      (2)   Form of Amendment No. 1 to the Amended and Restated Credit
               Agreement dated as of February 27, 1997, between the Registrant and The Chase Manhattan Bank as administrative agent.

27             Financial Data Schedule.


         (1)Registrant's Form S-4 (file No. 33-64820) filed June 22, 1993.

         (2)Registrant's December 31, 1996 Form 10-K.

         (3)Registrant's Form 8-K dated as of April 15, 1997.



(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 1997.

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

Date:   May 14, 1997