Form 10-Q
period 1997-06-30
AMERICO LIFE INC
filed 1997-08-14
CIK 908139

FORM 10-Q

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1997

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

                           Yes [X]        No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class and Title of           Shares Outstanding
               CAPITAL STOCK            AS OF AUGUST 12, 1997
         Common Stock,$1.00 Par Value         10,000



                      AMERICO LIFE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (In Thousands - unaudited)

                                                JUNE 30,   DECEMBER 31,
                                                 1997          1996
                                             -----------    ----------

ASSETS
Investments:
 Fixed maturities:
  Held to maturity, at amortized cost
   (market: $880,556 and $847,832)            $    893,559  $ 857,451
  Available for sale, at market
   (amortized cost: $671,605 and $671,792)         671,752    670,274
 Equity securities, at market
  (cost: $50,551 and $33,341)                       72,376     48,262
 Investment in equity subsidiaries                  20,712     18,078
 Mortgage loans on real estate, net                166,529    184,326
 Investment real estate, net                        19,730     22,417
 Policy loans                                      201,986    204,607
 Other invested assets                              15,253     13,437
                                               -----------  ---------
   Total investments                             2,061,897  2,018,852

Cash and cash equivalents                           75,831     96,069
Accrued investment income                           26,454     25,287
Amounts receivable from reinsurers               1,120,621    375,150
Other receivables                                   17,992     13,969
Deferred policy acquisition costs                   85,876     72,438
Cost of business acquired                          285,711    200,710
Other assets                                        36,176     28,235
                                               -----------  ----------
   Total assets                               $  3,710,558 $2,830,710
                                               ===========  ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Policyholder account balances                 $  2,127,512 $1,466,959
Reserves for future policy benefits                870,458    681,545
Unearned policy revenues                            36,050     32,128
Policy and contract claims                          37,879     30,959
Other policyholder funds                            81,579     81,442
Notes payable                                      133,162    133,312
Amounts payable to reinsurers                       71,314     67,348
Deferred income taxes                               47,126     43,195
Amounts due to affiliates                            3,645      2,168
Due to brokers                                      22,223     50,013
Other liabilities                                   58,299     34,619
                                               ----------- ----------
   Total liabilities                             3,489,247  2,623,688

Stockholder's equity:
  Common stock ($1 par value; 30,000 shares
  authorized, 10,000 shares issued and outstanding)     10         10
  Additional paid-in capital                         3,745      3,745
  Net unrealized investment gains                   41,589     37,189
  Retained earnings                                175,967    166,078
                                               ----------- ----------
   Total stockholder's equity                      221,311    207,022

Commitments and contingencies
                                               ----------- ----------
   Total liabilities and stockholder's equity $  3,710,558 $2,830,710
                                               =========== ==========

                 See notes to consolidated financial statements


                           AMERICO LIFE, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF INCOME
                  (In Thousands, except per share amounts - unaudited)

                                    THREE MONTHS      SIX MONTHS
                                   ENDED JUNE 30,    ENDED JUNE 30,
                                    1997     1996      1997    1996
                                  -------  -------  ------- -------

INCOME
 Premiums and policy revenues     $ 55,164 $ 39,163 $ 96,488  $ 80,355
 Net investment income              59,583   42,991  109,191    86,659
 Net realized investment
   gains (losses)                    2,958     (494)   3,452    (1,259)
 Other income                        1,602      304    1,711       449
                                  -------- -------   -------  --------
  Total income                     119,307   81,964  210,842   166,204

BENEFITS AND EXPENSES
 Policyholder benefits:
  Death benefits                    29,986   24,113   56,097    47,543
  Interest credited on universal
   life and annuity products        28,879   17,771   52,000    35,732
  Other policyholder benefits       15,271   12,763   28,711    27,008
  Change in reserves for
    future policy benefits          (3,149)  (4,613)  (7,584)   (8,088)
 Commissions                         3,206    3,316    6,134     5,820
 Amortization expense               11,449    6,484   18,109    13,352
 Interest expense                    3,026    3,014    6,033     6,048
 Other operating expenses           20,360   14,518   35,647    27,989
                                   -------  -------  -------  --------
  Total benefits and expenses      109,028   77,366  195,147   155,404

  Income before provision for
   income taxes                     10,279    4,598   15,695    10,800

  Provision for income taxes         3,154    1,572    4,806     3,657
                                   -------   ------ --------  --------
  Net income                      $  7,125 $  3,026 $ 10,889  $  7,143
                                   =======  ======= ========  ========

Net income per common share        $712.50 $ 302.60 $1,088.90  $ 714.30
                                   =======  ======= =========  ========



                   See notes to consolidated financial statements

                   AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In Thousands - unaudited)


                                                      SIX MONTHS
                                                     ENDED JUNE 30,

                                                   1997       1996
                                                 --------   --------
Cash flows from operating activities
Net income                                       $ 10,889  $  7,143
                                                 --------   --------
Adjustments to reconcile net income
 to net cash used by operating activities:
 Depreciation and amortization                     20,003    14,787
 Deferred policy acquisition costs                (13,994)   (9,659)
 Undistributed earnings of equity subsidiaries     (2,636)   (3,068)
 Distribution of earnings from equity subsidiary        -     6,000
 Amortization of unrealized gains                  (3,445)   (2,417)
 (Increase) decrease in assets:
  Accrued investment income                           925     1,048
  Amounts receivable from reinsurers              (40,752)  (30,307)
  Other receivables                                (4,023)  (23,830)
  Other assets, net of depreciation
    and amortization                                3,205       394
 Increase (decrease) in liabilities:
  Policyholder account balances                    (8,270)     (405)
  Reserves for future policy benefits
   and unearned policy revenues                    11,982    (5,632)
  Policy and contract claims                         (950)    6,698
  Other policyholder funds                            137    (6,924)
  Amounts payable to reinsurers                     3,966    (5,549)
  Provision for deferred income taxes               1,560     1,860
  Amounts due to affiliates                         1,477     5,734
  Other liabilities                                 5,235     2,397
 Net realized losses (gains) on investments sold   (3,452)    1,259
 Amortization on bonds and mortgage loans              67       135
 Other changes                                     (3,308)   (2,331)
                                                  --------  -------
  Total adjustments                               (32,269)  (49,810)
                                                  -------- --------
Net cash used by operating activities             (21,380)  (42,667)
                                                  -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of fixed maturity investments         (170,186)  (85,849)
 Purchases of other investments                   (50,827)   (9,233)
 Maturities or redemptions of fixed
   maturity investments                            40,061    12,807
 Sales of available for sale fixed
  maturity investments                            230,501   160,582
 Sales of equity securities                       147,944    15,889
 Sales of other investments                        14,567       413
 Payment for subsidiaries acquired, net of
  cash acquired                                  (246,348)        -
 Mortgage loans originated                           (335)     (337)
 Repayments from mortgage loans                    19,320    12,110
 Change in due to brokers                         (27,790)  (42,034)
 Change in policy loans                             2,621     2,745
                                                 --------  --------
  Net cash provided (used) by
    investing activities                          (40,472)   67,093
                                                 --------- --------

                                                    (Continued)

               See notes to consolidated financial statements

                     AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                           (In Thousands - unaudited)

                                                      SIX MONTHS
                                                     ENDED JUNE 30,
                                                     1997      1996
                                                   --------  --------

Cash flows from financing activities
 Receipts credited to policyholder account balances $94,512   $ 96,004
 Return of policyholder account balances            (51,611)   (51,608)
 Repayments of notes payable                           (287)      (269)
 Dividends paid                                      (1,000)    (1,000)
                                                  ---------  ---------
  Net cash provided by financing activities          41,614     43,127
                                                  ---------  ---------
Net increase (decrease) in cash and
 cash equivalents                                   (20,238)    67,553

Cash and cash equivalents at beginning of period     96,069     58,996
                                                  ---------  ---------
Cash and cash equivalents at end of period      $    75,831 $  126,549
                                                  =========  =========

Supplemental schedule of non-cash investing and financing activities

 Acquisition of subsidiaries:
 Fair value of assets acquired, net of cash
   acquired                                     $  947,498  $        -
 Liabilities assumed                              (701,150)          -
                                                 ---------   ---------
Payments for subsidiaries acquired,
  net of cash acquired                          $  246,348  $        -
                                                 =========   =========







                      See notes to consolidated financial statements

                           AMERICO LIFE, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For Six Months Ended June 30, 1997 and 1996
                (In Thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1996 Form 10-K as filed with the Securities and Exchange Commission.

1. ACCOUNTING POLICIES

The unaudited consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1996 consolidated financial statements. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results experienced for the full year 1996, nor the results to be expected for the full year 1997.

In January 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 establishes new criteria for determing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral. The implementation of portions of this statement with respect to accounting for pledged collateral, repurchase agreements and similar transactions was deferred for one year by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of the FASB Statement No. 125" issued in December 1996. Implementation of these new accounting standards did not have a material impact on the consolidated financial statements of the Company.

In February 1997, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No.
129 does not establish new disclosure requirements, rather it codifies certain disclosure requirements contained in other statements previously issued. These statements are effective for financial statement periods ending after December 15, 1997. Theimplementation of these statements is not expected to have an impact on the consolidated financial statements of the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in general-purpose financial statements. SFAS No. 131 establishes new guidelines for public business enterprises to report financial and descriptive information about their operating segments. These statements are effective for financial statement periods beginning after December 15, 1997.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          AMERICO LIFE, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For Six Months Ended June 30, 1997 and 1996
                (In Thousands, except per share amounts - unaudited)

2.                                               STOCKHOLDER'S EQUITY

Following are the components of net unrealized investment gains:

                                                            CHANGE IN
                                                            SIX MONTHS
                                                              ENDED
                                  JUNE 30,    DECEMBER 31,   JUNE 30,
                                  1997          1996         1997
Investment securities:
Fixed maturities available
  for sale                       $  (147)    $  (1,518)     $   1,371
Fixed maturities reclassified
 from available for sale to
 held to maturity                 49,982        53,426         (3,444)
Equity securities                 21,825        14,922          6,903
                                --------     ---------      ---------
                                  71,660        66,830          4,830
Effect on other balance sheet accounts:
  Net effect on other balance
    sheet accounts                (9,392)      (11,123)         1,731
  Deferred income taxes          (20,679)      (18,518)        (2,161)
                                 ---------    ---------      ---------
Net unrealized investment
 gains                           $41,589     $  37,189       $  4,400
                                 =========    =========      =========

During the six months ended June 30, 1997, the Company paid dividends to Financial Holding Corporation (FHC) totalling $1,000.

3. ACQUISITION

On April 15, 1997 (the "Closing Date"), Great Southern Life Insurance Company ("Great Southern"), a wholly-owned subsidiary of the Company, acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("Investors") from Farmers Group, Inc. pursuant to a stock purchase agreement dated January 21, 1997. The purchase price was approximately $343.0 million. The acquisition of Ohio
State and Investors was accounted for using the purchase method of accounting. The operating results of Ohio State and Investors after the date of acquisition are included in the Company's statement of income for the three and six months ended June 30,1997.

The assets acquired and liabilities assumed related to the acquisition of Ohio State and Investors were as follows (in millions):

Assets acquired:
  Fixed maturities               $     623.8
  Equity securities                    123.4
  Cash and cash equivalents             90.2
  Cost of business acquired            140.7
  Other assets                          59.6
                                    ---------
                                 $   1,037.7
                                    =========

Liabilities assumed:
  Policyholder account balances  $     521.4
  Reserves for future policy
     benefits                          132.3
  Other liabilities                     40.9
                                    ---------
                                 $     694.6
                                    =========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For Six Months Ended June 30, 1997 and 1996
              (In Thousands, except per share amounts - unaudited)



On April 16, 1997, Ohio State and Investors entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to an unaffiliated insurance company (the "Reinsurer") in exchange for a ceding commission of $146,000. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. The reinsurance agreements have the net effect of transferring 30% of the profits on the Ohio State and Investors policies to the Reinsurer. Under the coinsurance treaty, the assets supporting the insurance liabilities are retained by the Reinsurer in an escrow account for the benefit of Great Southern. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission.

Ohio State and Investors transferred bonds and policy loans to the Reinsurer equal to the statutory reserve liabilities less the ceding commission. The policy liabilities remain the direct liabilities of Ohio State and Investors and therefore remain on the Company's consolidated balance sheet. The assets retained by the Reinsurer are included on the Company's consolidated balance sheet as a receivable from the Reinsurer. The cost of business acquired asset related to the acquired business has been reduced to reflect the net 30% coinsurance.

The acquisition of Ohio State and Investors was funded by internal funds and the proceeds of a $240,000 repurchase agreement. Upon receipt of the $146,000 ceding commission from the Reinsurer, Ohio State and Investors paid dividends totalling $200,000 to Great Southern. The repurchase agreement was substantially closed out in April 1997.

Summarized unaudited pro forma consolidated financial information of the Company for the six months ended June 30, 1997, assuming the transactions had occurred on January 1, 1997 is as follows:

Total revenue                    $           230,768
Net income                       $            10,534
Net income per common share      $          1,053.40

4. Commitments and Contingencies

In February 1997, Great Southern was named a defendant in a lawsuit filed in the Circuit Court of Dade County, Florida related to the sale of universal life policies and alleging that policyholders were misled regarding the premiums payable for such policies (Irwin Ginsberg v. Jack Goldberg and Great Southern Life Insurance Company). The plaintiff in such lawsuit seeks to represent a class of Great Southern policyholders and claims unspecified compensatory and punitive damages. Great Southern removed this case to the United States District Court in and for the Southern District of Florida. The Company is still investigating the matter. In July 1997, the plaintiff in a lawsuit against Great Southern (James Morgan McGraw v. Great Southern Life Insurance
Co. and Ervin Jackson), filed an amended petition in the District Court of Jasper County, Texas, purporting to represent a class of all Texas policyowners who have or had an ownership interest in whole life insurance policies issued by Great Southern. The plaintiff has alleged that Great Southern's marketing practices for these policies were fraudulent and misleading and violated the Texas Insurance Code and Deceptive Trade
Practices Act. On behalf of the putative class, the plaintiff is seeking unspecified actual, exemplary, and treble damages. Great Southern intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS               OF OPERATIONS


RESULTS OF OPERATIONS

The Company entered into two transactions in 1996 and 1997 which affect the comparability of the Company's results of operations for the three and six months ended June 30, 1997 and 1996.

In July 1996, in connection with administrative agreements entered into by the Company with Fremont General Corporation and Fremont Life Insurance Company ("Fremont Life"), an unaffiliated company ("Reinsurer") reinsured certain of the insurance liabilities of Fremont Life on a coinsurance basis. The Reinsurer ceded certain risks on these same liabilities to Great Southern Life Insurance Company ("Great Southern") on a modified coinsurance basis. The invested assets
related to the reinsured business are owned by the Reinsurer.   The Company has
offset the receivable from the Reinsurer against its liabilities under the modified coinsurance agreement in the Company's consolidated financial statements at June 30, 1997. At June 30, 1997, the reinsured liabilities, consisting primarily of annuities and universal life policies, totalled $385.1 million. The earnings from this transaction are included in the Company's results of operations for the three and six months ended June 30, 1997.

In April 1997, Great Southern acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State")and Investors Guaranty Life Insurance Company ("Investors") from Farmers Group, Inc. pursuant to a stock purchase agreement. In April 1997, Ohio State and Investors entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to the Reinsurer in exchange for a ceding commission of $145.7 million. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. The acquisition was accounted for using the purchase method of accounting.
At June 30, 1997, the insurance business of Ohio State and Investors, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $686.1 million. The results of operations of this acquired business from the date of the acquisition, less the net 30% coinsurance, are included in the Company's results of operations for the three and six months ended June 30, 1997. The Fremont Life transaction and the Ohio State and Investors transactions will hereinafter be referred to as the Acquisitions. The effects of the Acquisitions on the individual income statement components are as follows (in millions):

                                 Three months     Six months
                                    ended            ended
                                 June 30, 1997    June 30, 1997
                                 -------------    -------------
Premiums and policy revenues      $    17.8          $   21.0
Net investment income                  15.3              22.1
Other income                            1.6               1.6
Policyholder benefits                  20.9              28.5
Commissions                             0.5               1.1
Amortization expense                    5.1               6.2
Other operating expenses                4.4               5.1

The other operating expenses in the above table include only the direct expense related to providing administration of the policies and assets of the Acquisitions. The other operating expenses shown do not include any allocation of indirect or overhead expenses.







SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Income before income taxes for the first six months of 1997 was $15.7 million compared to $10.8 million for the same period in 1996. This increase is primarily due to (i) income from the Acquisitions and (ii) an increase in realized investment gains, offset by (iii) an increase in death benefits and
(iv) an increase in other operating expenses. These items and significant changes in individual income statement components are discussed in more detail below.

PREMIUMS AND POLICY REVENUES: Premiums and policy revenues increased to $96.5 million for the six months ended June 30, 1997 from $80.4 million for the six months ended June 30, 1996. Excluding the Acquisitions, premiums and policy revenues decreased $4.9 million. Traditional premiums decreased $4.2 million from the six months ended June 30, 1996 to the six months ended June 30, 1997. The Company's traditional life premiums have decreased as the amount of in-force traditional business has decreased. The six months ended June
30, 1996 included $2.2 million of traditional premiums on supplementary contracts which did not recur during the six months ended June 30, 1997. Additionally, policy revenues were $0.6 million lower in the six months ended June 30, 1997 compared to the same period in 1996 due to lower surrender charge income in 1997.

NET INVESTMENT INCOME: Net investment income increased $22.5 million to $109.2 million for the six months ended June 30, 1997 from $86.7 million for the six months ended June 30, 1996. Excluding net investment income related to the Acquisitions, net investment income increased $0.4 million from 1996 to 1997. Investment income was comparable from 1996 to 1997 as a decrease in the average yield on fixed maturity securities was offset by an increase in the average invested assets of $117.4 million.

NET REALIZED INVESTMENT GAINS: The Company recorded realized investment gains of $3.5 million for the first six months of 1997 compared to net realized investment losses of $1.3 million for the same period in 1996. During 1997, the Company had gains of $5.1 million from the sale of three properties received in the disposition of GSSW, Limited Partnership in December 1996.

POLICYHOLDER BENEFITS: Policyholder benefits increased $27.0 million to $129.2 million for the six months ended June 30, 1997 from $102.2 million for the six months ended June 30, 1996. Excluding policyholder benefits related to the Acquisitions, policyholder benefits decreased $1.5 million. For the six months ended June 30, 1997, lower surrender benefits on traditional products and lower benefit reserves associated with the lower traditional premiums referred to above were partially offset by higher death benefits. The
Company's death benefits for the six months ended June 30, 1997 were $2.0 million higher than the same period in 1996 and at a level above the Company's assumptions used in computing the amortization of deferred policy acquisition costs and the cost of business acquired asset. Although it is too early to conclude that its mortality will continue at such a level, it has been the Company's position to change cost of insurance charges on universal life type policies when experience supports such a change in order to offset the higher cost. Accordingly, the Company has begun to review the source of the adverse experience to determine whether such an increase is warranted. Death benefits for the three months ended June 30, 1997 returned to levels expected by the Company.

AMORTIZATION EXPENSE: Amortization expense increased $4.7 million from $13.4 million in 1996 to $18.1 million in 1997. Excluding amortization expense related to the Acquisitions, amortization expense decreased $1.5 million from 1996 to 1997. The higher amortization expense in 1996 primarily resulted from higher policy lapses and surrenders during that period.








OTHER OPERATING EXPENSES: Other operating expenses increased $7.6 million to $35.6 million for the six months ended June 30, 1997 from $28.0 million in 1996. Excluding the other operating expense related to the Acquisitions, other operating expenses increased $2.5 million. The primary reasons for the increase in operating expenses from 1996 to 1997 are expenses associated with a sales office opened in California in September 1996, increased depreciation expense in 1997 resulting from purchases of computer equipment in 1996, and development costs on marketing-related software.

INTEREST EXPENSE: Interest expense totalled $6.0 million for both the six months ended June 30, 1997 and 1996. Average outstanding indebtness was $133.3 million with an average cost of 9.05% for the six months ended June 30, 1997 compared to an average outstanding balance of $133.4 million with an average cost of 9.10% for the same period in 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Income before income taxes for the three months ended June 30, 1997 was $10.3 million compared to $4.6 million for the same period in 1996. This increase is primarily due to (i) income from the Acquisitions and (ii) an increase in realized investment gains, offset by (iii) an increase in other operating expenses. These items and significant changes in individual income statement components are discussed in more detail below.

PREMIUMS AND POLICY REVENUES: Premiums and policy revenues increased to $55.2 million for the three months ended June 30, 1997 from $39.2 million for the thre emonths ended June 30, 1996. Excluding the Acquisitions, premiums and policy revenues decreased $1.8 million primarily due to a decrease in traditional premiums from the three months ended June 30, 1996 to the three months ended June 30, 1997.

NET INVESTMENT INCOME: Net investment income increased $16.6 million for the three months ended June 30, 1997 from the three months ended June 30, 1996. Excluding the Acquisitions, net investment income increased $1.3 million from 1996 to 1997. The primary reason for the increase in net investment income is an increase in average invested assets of $144.9 million from 1996 to 1997 which was partially offset by a decrease in the average yield on fixed maturity securities.

POLICYHOLDER BENEFITS: Policyholder benefits increased $21.0 million to $71.0 million for the three months ended June 30, 1997 from $50.0 million for the three months ended June 30, 1996. Excluding the Acquisitions, policyholder benefits for the three months ended June 30, 1996 to the three months ended June 30, 1997 remained consistent.

AMORTIZATION EXPENSE: Amortization expense increased $5.0 million to $11.4 million for the three months ended June 30, 1997 from the three months ended June 30, 1996. Excluding the Acquisitions, amortization expense for the three months ended June 30, 1996 to the three months ended June 30, 1997 remained consistent.

OTHER OPERATING EXPENSES: Other operating expenses increased $5.9 million to $20.4 million for the three months ended June 30, 1997 from $14.5 million for the same period in 1996. Excluding the other operating expenses related to the Acquisitions, other operating expenses increased $1.5 million due to costs associated with a sales office opened in California in September 1996, increased depreciation expense in 1997 resulting from purchases of computer equipment in 1996, and development costs on marketing-related software.


INTEREST EXPENSE: Interest expense totalled $3.0 million for both the three months ended June 30, 1997 and 1996. Average outstanding indebtness was $133.3 million with an average cost of 9.05% for the three months ended June 30, 1997 compared to an average outstanding balance of $133.4 million with an average cost of 9.04% for the same period in 1996.



FINANCIAL RESOURCES AND LIQUIDITY:

The changes occurring in the Company's consolidated balance sheet from December 31, 1996 to June 30, 1997 primarily reflect the normal operations of the Company's life insurance subsidiaries, the acquisition of Ohio State and Investors, and the related reinsurance transaction discussed in Results of Operations.

On April 15, 1997, the Company acquired all of the outstanding common stock of Ohio State and Investors. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-Q for a discussion of this acquisition and the effects of the acquisition and operations of the acquired companies on the Company's financial resources and liquidity.

The quality of the Company's investment in fixed maturity investments at June 30, 1997 remained consistent with December 31, 1996. Non-investment grade securities totalled less than 0.7% of the Company's total fixed maturity investments at June 30, 1997. The Company has not made any significant changes to its investment philosophy during 1997. Cash and cash equivalents decreased from $96.1 million at December 31, 1996 to $75.8 million at June
30, 1997, partially resulting from the acquisition of Ohio State and Investors. The Company's net unrealized investment gains increased $4.4 million during the first six months of 1997. The net unrealized investment gains of $6.9 million on equity securities was partially offset by net unrealized investment losses during this period resulting from increasing interest rates which decreased the market values of fixed maturity investment securities. The components of the change during the six months ended June
30, 1997 are (in millions):

    Gross unrealized investment gains             $   4.8
    Effect on insurance assets and liabilities        1.7
    Deferred income tax effect                       (2.1)
                                                  ---------
                                                  $   4.4
                                                  =========

PART II.  -  OTHER INFORMATION

ITEM 1.   Legal Proceedings

As previously disclosed in the Company's December 31, 1996 Form 10-K, Great Southern was named as defendant in a purported class action lawsuit brought by two policyholders, Sharon K. Self and Johnnie W. Self, claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. The class was never certified and an agreement has been reached between Great Southern and the plaintiffs which will result in a settlement of the claim and dismissal of the lawsuit.

As previously disclosed in the Company's December 31, 1996 Form 10-K, in February 1997, Great Southern was named defendant in a lawsuit filed in the Circuit Court of Dade County, Florida related to the sale of universal life policies and alleging that policyholders were misled regarding the premiums payable for such policies (Irwin Ginsberg v. Jack Goldberg and Great Southern Life Insurance Company). The plaintiff in such lawsuit seeks to represent a class of Great Southern policyholders and claims unspecified compensatory and punitive damages. Great Southern removed this case to the United States District Court in and for the Southern District of Florida. Great Southern intends to defend this case vigorously.

On July 1, 1997, the plaintiff in a lawsuit against Great Southern, (James Morgan McGraw v. Great Southern Life Insurance Co. and Ervin Jackson), filed an amended petition in the District Court of Jasper County, Texas purporting to represent a class of all Texas policyowners who have or had an ownership interest in whole insurance policies issued by Great Southern. The plaintiff has alleged that Great Southern's marketing practices for these policies were fraudulent and misleading, and violated the Texas Insurance Code and Texas Deceptive Trade Practices Act. On behalf of the putative class, the plaintiff is seeking actual, exemplary and treble damages. Great Southern intends to defend this case vigorously.

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





Item 6.(a) Continued

2.1(f)    (2)         Modified Coinsurance Retrocession Agreement (Investors
                      Guaranty Life Business) between Great Southern Life
                      Insurance Company and Employers Reassurance Corporation.

2.1(g) Escrow Agreement (Ohio State Life/Investors Guaranty Life Business) between Great Southern Life Insurance Company, Employers Reassurance Corporation and Bankers Trust Company.

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
                      Credit Agreement dated as of February 27, 1997, between the Registrant and The Chase Manhattan Bank as administrative agent.

27                    Financial Data Schedule.


 (1)            Registrant's Form S-4 (file No. 33-64820) filed June 22,
                1993.

 (2)            Registrant's December 31, 1996 Form 10-K.

 (3)            Registrant's Form 8-K dated as of April 15, 1997.



(b)  Reports on Form 8-K:

During the three months ended June 30, 1997, the Company filed a Current Report on Form 8-K and a Current Report - Amendment No. 1 on Form 8-K/A dated as of April 15, 1997, with respect to the acquisition of the outstanding common stock of The Ohio State Life Insurance Company and Investors
Guaranty Life Insurance Company from Farmers Group, Inc.





















                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             AMERICO LIFE, INC.


         BY:/s/ Gary E. Jenkins
            ------------------------
          Name: Gary E. Jenkins
          Title: Senior Vice President,
                    Chief Financial Officer and

                    Treasurer
                    (Principal Financial Officer and
                     Principal Accounting Officer)


Date:  August 14, 1997