Form 10-Q
period 1997-09-30
AMERICO LIFE INC
filed 1997-11-14
CIK 908139

FORM 10-Q

                             U.S. SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           (Mark One)
                            [X] QUARTERLY REPORT PURSUANT TO SECTION
                       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarterly Period Ended September 30, 1997

                                               OR
                            [ ] TRANSITION REPORT PURSUANT TO SECTION
                       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                         Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class and Title of                  Shares Outstanding
           Capital Stock                   as of November 12, 1997
           --------------                  -----------------------
   Common Stock, $1.00 Par Value                   10,000

                                        AMERICO LIFE, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                            (In Thousands - unaudited)


                                                                                  September 30,          December 31,
                                                                                      1997                  1996
                                                                                 -----------------     -----------------
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $866,662 and $847,832)         $      860,075         $      857,451
     Available for sale, at market (amortized cost: $647,153 and $671,792)             661,604                 670,274
   Equity securities, at market (cost: $40,599 and $33,341)                             63,330                  48,262
   Investment in equity subsidiaries                                                    21,631                  18,078
   Mortgage loans on real estate, net                                                  166,781                 184,326
   Investment real estate, net                                                          21,259                  22,417
   Policy loans                                                                        201,326                 204,607
   Other invested assets                                                                 18,527                  13,437
                                                                                 --------------        ----------------
     Total investments                                                               2,014,533               2,018,852

Cash and cash equivalents                                                              142,100                  96,069
Accrued investment income                                                               26,510                  25,287
Amounts receivable from reinsurers                                                   1,142,368                 375,150
Other receivables                                                                       30,537                  13,969
Deferred policy acquisition cost                                                        91,711                  72,438
Cost of business acquired                                                              276,892                 200,710
Other assets                                                                               35,480
                                                                                 ----------------
                                                                                                                28,235
     Total assets                                                                $   3,760,131          $    2,830,710
                                                                                 =============          ==============

Liabilities and stockholders' equity
Policyholder account balances                                                    $   2,204,697          $    1,466,959
Reserves for future policy benefits                                                    817,047                 681,545
Unearned policy revenues                                                                36,728                  32,128
Policy and contract claims                                                              37,487                  30,959
Other policyholder funds                                                                79,252                  81,442
Notes payable                                                                          133,220                 133,312
Amounts payable to reinsurers                                                           65,329                  67,348
Deferred income taxes                                                                   52,238                  43,195
Amounts due to affiliates                                                                6,267                   2,168
Amounts due to brokers                                                                  28,145                  50,013
Other liabilities                                                                         65,872                34,619
                                                                                 ---------------       ---------------
    Total liabilities                                                                3,526,282               2,623,688

Stockholders' equity:
   Common stock ($1 par value; 30,000 shares authorized, 10,000 shares
issued and outstanding)                                                                     10                      10
   Additional paid-in capital                                                            3,745                   3,745
   Net unrealized investment gains                                                      48,963                  37,189
   Retained earnings                                                                     181,131               166,078
                                                                                 ---------------       ---------------
     Total stockholders' equity                                                        233,849                 207,022

Commitments and contingencies

         Total liabilities and stockholders' equity                              $    3,760,131         $    2,830,710
                                                                                 ==============         ==============

                             See notes to consolidated financial statements

                                        AMERICO LIFE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF INCOME
                            (In Thousands, except per share amounts - unaudited)

                                                      Three Months                              Nine Months
                                                  Ended September 30,                       Ended September 30,
                                               1997                 1996                 1997                 1996
                                          ----------------    -----------------    -----------------    -----------------
Income:
Premiums and policy revenues               $      53,995      $        42,394       $      150,483      $
                                                                                                                122,749
Net investment income                             56,369               49,401              165,560              136,060
Net realized investment gains (losses)              611                   822                4,063                 (437)
Other income                                       6,028
                                                                          455                7,739                  904
                                                                          ---                -----                  ---

     Total income                                117,003               93,072              327,845              259,276

Benefits and Expenses
Policyholder benefits:
   Death benefits                                 31,001               22,752               87,098               70,295
   Interest credited on  universal life
and annuity policies                              28,820               24,043               80,820               59,775
   Other policyholder benefits                    14,813               14,282               43,524               41,290
   Change in reserves for future
policy benefits                                  (4,755)               (4,501)             (12,339)             (12,589)
Commissions                                        3,574                4,359                9,707               10,179
Amortization expense                              10,310                8,299               28,419               21,651
Interest expense                                   3,051                3,062                9,084                9,110
Other operating expenses                          21,791               12,718                57,439
                                          --------------       --------------      ----------------
                                                                                                                 40,707

   Total benefits and expenses                   108,605               85,014              303,752              240,418
                                           -------------       --------------      ---------------      ---------------

   Income before provision for income
  taxes                                            8,398                8,058               24,093               18,858

Provision for income taxes                          2,734               2,766                 7,540
                                          ---------------      --------------      ----------------
                                                                                                                  6,423

   Net income                             $        5,664       $        5,292      $         16,553      $       12,435
                                          ==============       ==============      ================      ==============

Net income per common share               $      566.40         $      529.20      $      1,655.30         $ 1,243.50
                                          =============         =============      ===============         ==========


                                        AMERICO LIFE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (In Thousands - unaudited)

                                                                                             Nine Months
                                                                                            Ended September,

                                                                                       1997                  1996
                                                                                 -----------------     -----------------
Cash flows from operating activities
Net income                                                                       $      16,553           $      12,435
                                                                                 -------------           -------------

Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                        31,552                  24,071
   Deferred policy acquisition costs                                                   (24,372)                (14,743)
   Undistributed earnings of equity subsidiaries                                        (3,556)                 (3,812)
   Distribution of earnings from equity subsidiaries                                         -                   6,000
   Amortization of unrealized gains                                                     (5,319)                 (4,337)
   (Increase) decrease in assets:
     Accrued investment income                                                             313                    (368)
     Amounts receivable from reinsurers                                                (42,052)                (44,286)
     Other receivables                                                                  (3,338)                 (4,596)
     Other assets, net of depreciation and amortization                                  4,781                    (583)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                      32,649                  (4,347)
     Reserves for future policy benefits and unearned policy revenues                  (40,177)                 (1,644)
     Policy and contract claims                                                         (1,342)                  7,559
     Other policyholder funds                                                           (2,190)                 (7,515)
     Amounts payable to reinsurers                                                       2,971                  (8,778)
     Provision for deferred income taxes                                                 2,812                   4,874
     Amounts due to affiliates                                                            (971)                  4,895
     Other liabilities                                                                     726                    (612)
   Net realized (gains) losses on investments sold                                      (4,063)                    437
   Gain on sale of subsidiary                                                           (4,848)                      -
   Amortization on bonds and mortgage loans                                                927                   1,093
   Other changes                                                                          (7,559)               (3,894)
                                                                                 ----------------       ---------------

     Total adjustments                                                                  (63,056)               (50,586)
                                                                                 ---------------         --------------

Net cash used by operating activities                                            $      (46,503)         $     (38,151)
                                                                                 ---------------         --------------

                           See notes to consolidated financial statements

                                        AMERICO LIFE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                            (In Thousands - unaudited)

                                                                                              Nine Months
                                                                                            Ended September,
                                                                                       1997                  1996

                                                                                  -----------------     -----------------
Cash flows from investing activities
   Purchases of fixed maturity investments                                       $     (283,747)        $     (181,465)
   Purchases of other investments                                                      (79,451)                (17,409)
   Maturities or redemptions of fixed maturity investments                              73,470                  16,812
   Sales of fixed maturity investments available for sale                              339,663                 181,684
   Sale of equity securities                                                           185,194                  (1,254)
   Payment for subsidiaries acquired, net of cash acquired                            (246,348)                      -
   Receipt for subsidiary sold, net of cash sold                                        10,720                       -
   Mortgage loans originated                                                           (10,927)                      -
   Sales of other investments                                                           14,566                  17,437
   Repayments from mortgage loans                                                       29,908                  24,767
   Change in due to broker                                                             (21,177)                (40,809)
   Change in policy loans                                                                  3,280                 5,803
                                                                                 ---------------       ---------------
     Net cash provided by investing activities                                           15,151                  5,566
                                                                                 --------------        ---------------
Cash flows from financing activities
   Receipts credited to policyholder account balances                                  145,544                 140,026
   Return of policyholder account balances                                             (66,374)                (75,728)
   Dividends paid                                                                       (1,500)                 (1,500)
   Repayments of notes payable                                                              (287)
                                                                                 ----------------
                                                                                                                  (289)

     Net cash provided by financing activities                                           77,383                 62,509
                                                                                 --------------         --------------

Net increase in cash and cash equivalents                                               46,031                  29,924

Cash and cash equivalents at beginning of period                                         96,069                 58,996
                                                                                 --------------         --------------

Cash and cash equivalents at end of period                                        $    142,100           $      88,920
                                                                                  ============           =============

Supplemental schedule of non-cash investing and financing activities

Acquisition of subsidiaries:
Fair value of assets acquired, net of cash acquired                              $     947,498         $
                                                                                                                     -
Liabilities assumed                                                                   (701,150)
                                                                                                                     -
Payments for subsidiaries acquired, net of cash acquired                         $     246,348         $
                                                                                 =============         =
                                                                                                                     -



                                        AMERICO LIFE, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               For the Nine Months Ended  September 30, 1997 and
                                1996   (In    Thousands,    except   per   share
                                amounts-unaudited)


The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1996 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1996 consolidated financial statements. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results experienced for the full year 1996, nor the results to be expected for the full year 1997.

In January 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral.  The  implementation  of portions of this  statement with respect to accounting for pledged collateral, repurchase agreements and similar transactions was deferred for one year by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of the FASB Statement No. 125" issued in December 1996. Implementation of these new accounting standards did not have a material impact on the consolidated financial statements of the Company.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes new guidelines for public business enterprises to report financial and descriptive information about their operating segments. These statements are effective for financial statement periods beginning after December 15, 1997.

The preparation of financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       STOCKHOLDER'S EQUITY

Following are the components of net unrealized investment gains:

                                                                                                  Change in
                                                                                                 Nine Months

                                                                                                    Ended
                                                      September 30,         December 31,        September 30,
                                                           1997                 1996                 1997

                                                     ---------------      ---------------      ---------------
Investment securities:
   Fixed maturities available for sale                 $     13,134          $       (681)      $     13,815
   Fixed maturities reclassified from
     available for sale to held to maturity                  48,107                53,426             (5,319)
   Equity securities                                         24,153                14,922               9,231
                                                      -------------         -------------       -------------
                                                             85,394                67,667             17,727

Effect on other balance sheet accounts                      (11,373)              (11,960)               587
Deferred income taxes                                       (25,058)              (18,518)             (6,540)
                                                       -------------         -------------      --------------
         Net unrealized investment gains               $     48,963          $     37,189       $     11,774
                                                       ============          ============       ============

During the nine months ended September 30, 1997, the Company paid dividends to Financial Holding Corporation (FHC) totaling $1,500.

3.       ACQUISITION

On April 15, 1997 (the "Closing Date"), Great Southern Life Insurance Company ("Great Southern"), a wholly-owned subsidiary of the Company, acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("Investors") from Farmers Group, Inc. pursuant to a stock purchase agreement dated January 21, 1997. The purchase price was approximately $343.0 million. The acquisition of Ohio State and Investors was accounted for using the purchase method of accounting. The operating results of Ohio State and Investors after the date of acquisition are included in the Company's statement of income for the three and nine months ended September 30, 1997.

The assets acquired and liabilities assumed related to the acquisition of Ohio State and Investors were as follows (in millions):

Assets acquired:
   Fixed maturities                                   $         623.8
   Equity securities                                            123.4
   Cash and cash equivalents                                     90.2
   Cost of business acquired                                    140.7
   Other assets                                                  59.6
                                                      ---------------
                                                        $     1,037.7

Liabilities assumed:
   Policyholder account balances                        $       521.4
   Reserves for future policy benefits                          132.3
   Other liabilities                                             40.9
                                                       --------------

                                                        $       694.6

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

The acquisition of Ohio State and Investors was funded by internal funds and the proceeds of a $240,000 repurchase agreement. Upon receipt of the $146,000 ceding commission from the Reinsurer, Ohio State and Investors paid dividends totaling $200,000 to Great Southern. The repurchase agreement was closed out in April 1997.

Summarized unaudited pro forma consolidated financial information of the Company for the nine months ended September 30, 1997, assuming the transactions had occurred on January 1, 1997 is as follows:

Total revenue                                 $       347,771
Net income                                    $        16,198
Net income per common share                   $      1,619.80


4.       SALE OF SUBSIDIARY

On August 29, 1997, Great Southern sold all of the outstanding common stock of Loyalty Life Insurance Company ("Loyalty"), a wholly-owned subsidiary, for $12,280, resulting in a gain of $4,800. The insurance business of Loyalty had previously been reinsured to another subsidiary of the Company. As of the date of sale, Loyalty had assets totaling $35.7 million and liabilities totaling $28.3 million.

5.       COMMITMENTS AND CONTINGENCIES

The Company's subsidiary, Great southern, is a defendant in lawsuits filed as purported class actions asserting claims related to sales practices of certain life insurance products. Great Southern intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

                                        AMERICO LIFE, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company entered into two transactions in 1996 and 1997 which affect the comparability of the Company's results of operations for the three and nine months ended September 30, 1997.

In July 1996, in connection with administrative agreements entered into with Fremont General Corporation and Fremont Life Insurance Company ("Fremont Life"), an unaffiliated company (the "Reinsurer") reinsured certain of the insurance liabilities of Fremont Life on a coinsurance basis. The Reinsurer ceded certain risks on these same liabilities to Great Southern Life Insurance Company ("Great Southern") on a modified coinsurance basis. The invested assets related to the reinsured business are owned by the Reinsurer. The Company has offset the receivable from the Reinsurer against its liabilities under the modified coinsurance agreement in the Company's consolidated financial statements at September 30, 1997. At September 30, 1997, the reinsured liabilities, consisting primarily of annuities and universal life policies, totaled $374.0 million. The earnings from this transaction are included in the Company's results of operations for the three and nine months ended September 30, 1997 and 1996.

In April 1997, Great Southern acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("Investors") from Farmers Group, Inc. pursuant to a stock purchase agreement. The acquisition was accounted for using the purchase method of accounting. In April 1997, Ohio State and Investors entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to the Reinsurer in exchange for a ceding commission of $145.7 million. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. At September 30, 1997, the insurance business of Ohio State and Investors, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $678.0 million. The results of operations of this acquired business from the date of the acquisition, less the net 30% coinsurance, are included in the Company's results of operations for the three and nine months ended September 30, 1997.

The Fremont Life transaction and the Ohio State and Investors transactions will hereinafter be referred to as the Acquisitions. The following table summarizes the effects on the individual income statement components of the Fremont Life transaction for the three and nine months ended September 30, 1997 and 1996 and of the Ohio State and Investors transactions for the three and nine months ended September 30, 1997 (in millions):

                                       Three and nine              Three months               Nine months
                                        months ended                  ended                      ended
                                     September 30, 1996         September 30, 1997        September 30, 1997
                                    ----------------------     ---------------------     ----------------------
Premiums and policy revenues            $     1.9                $      14.5                $      39.9
Net investment income                         7.1                        5.9                       34.7
Other income                                  -                          1.1                        2.3
Policyholder benefits                         6.4                       13.1                       50.2
Commissions                                   2.1                        1.0                        2.0
Amortization expense                           .7                        3.7                       10.9
Other operating expenses                      -                          5.1                        8.9

The other operating expenses in the above table include only the direct expense related to providing administration of the policies and assets of the Acquisitions. The other operating expenses shown do not include any allocation of indirect or overhead expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Income before income taxes for the nine months ended September 30, 1997 was $24.1 million compared to $18.9 million for the nine months ended September 30, 1996. The primary reasons for the net increase, excluding the impact of the Acquisitions, were (i) an increase in net realized investment gains, (ii) a decrease in amortization expense, and (iii) a gain on the disposition of a subsidiary, partially offset by (iv) an increase in death benefits and (v) an increase in other operating expenses. These items and other significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues totaled $150.5 million for the nine months ended September 30, 1997 compared to $122.7 million for the nine months ended September 30, 1996. Excluding the premiums and policy revenues of the Acquisitions, premiums and policy revenues decreased $10.2 million from 1996 to 1997. This decrease is primarily due to the Company currently writing small amounts of new traditional life insurance products and, therefore, traditional life insurance premiums are decreasing as the amount of in-force business decreases.

Net investment income. Net investment income totaled $165.6 million for the nine months ended September 30, 1997 compared to $136.1 million for the nine months ended September 30, 1996. Excluding the investment income related to the Acquisitions, net investment income increased $1.8 million for the nine months ended September 30, 1997 compared to the same period in 1996. The primary reasons for the increase in net investment income are an increase in income of equity subsidiaries and an increase in income on fixed maturity securities due to changes in expected prepayment rates in 1996. Management continually evaluates the expected prepayments of the mortgage-backed securities portfolio to more accurately reflect expected paydowns on the securities as market interest rates change. Expected prepayments in 1996 declined as interest rates increased. As a result of changes in expected prepayments, net amortization of premiums and accretion of discounts were reduced in 1996.

Net realized investment gains. The Company recorded net realized investment gains of $4.1 million for the nine months ended September 30, 1997 compared to net realized investment losses of $0.4 million for the same period in 1996. During 1997, the Company recorded gains of $5.1 million from the sale of three properties received in the disposition of GSSW, Limited Partnership in December 1996.

Other income. Other income increased $6.8 million from $0.9 million in 1996 to $7.7 million in 1997. Excluding other income related to the Acquisitions, other income increased $4.6 million from 1996 to 1997. The Company realized a gain of $4.8 million in 1997 from the sale of Loyalty Life Insurance Company ("Loyalty"), a former wholly-owned subsidiary of the Company.

Policyholder benefits. Policyholder benefits increased $40.3 million to $199.1 million for the nine months ended September 30, 1997 from $158.8 million for the nine months ended September 30, 1996. Excluding policyholder benefits related to the Acquisitions, policyholder benefits decreased $3.5 million. For the nine months ended September 30, 1997, lower surrender benefit payments on traditional products and a reduced rate of reserve increases associated with the lower premiums on traditional life products referred to above were offset by higher death benefits payouts. The Company's death benefits for the nine months ended September 30, 1997 were $3.7 million higher than for the same period in 1996. Although it is too early to conclude that mortality experience will continue at such a level, the Company has begun to review the source of the adverse experience to determine whether an increase in cost of insurance charges is warranted. It has been the Company's practice, where contractually permitted and where market conditions allow, to change cost of insurance charges and such charges are considered in amortization of cost of business acquired and deferred policy acquisition cost assets. The Company is evaluating mortality results and cost of insurance charges and their impact on the financial statements. Death benefits for the three months ended September 30, 1997 returned to levels expected by the Company and were lower than the levels experienced in the six months ended June 30, 1997.

Amortization expense. Amortization expense increased $6.7 million from $21.7 million in 1996 to $28.4 million in 1997. Excluding amortization expense related to the Acquisitions, amortization expense decreased $3.4 million from 1996 to 1997. The higher amortization expense in 1996 primarily resulted from higher policy lapses and surrenders during that period.

Other operating expenses. Other operating expenses increased $16.7 million to $57.4 million for the nine months ended September 30, 1997 from $40.7 million in 1996. Excluding the other operating expenses related to the Acquisitions, other operating expenses increased $7.8 million. The primary reasons for the increase in operating expenses from 1996 to 1997 are expenses associated with a marketing office opened in California in September 1996, increased depreciation expense in 1997 resulting from purchases of computer equipment in 1996, and increased legal and professional fees in 1997.

Interest Expense. Interest expense totaled $9.1 million for both the nine months ended September 30, 1997 and 1996. Average outstanding indebtedness was $133.3 million with an average cost of 9.05% for the nine months ended September 30, 1997 compared to an average outstanding balance of $133.4 million with an average cost of 9.11% for the nine months ended September 30, 1996.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Income before income taxes for the three months ended September 30, 1997 was $8.4 million compared to $8.1 million for the same period in 1996. This increase, excluding the impact of the Acquisitions, is primarily due (i) a gain on the disposition of a subsidiary, and (ii) a decrease in amortization expense, offset by (iii) an increase in other operating expenses. These items and significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues increased to $54.0 million for the three months ended September 30, 1997 from $42.4 million for the three months ended September 30, 1996. Excluding the Acquisitions, premiums and policy revenues decreased $2.9 million primarily due to a decrease in traditional life insurance premiums from the three months ended September 30, 1996 to the three months ended September 30, 1997.

Net investment income. Net investment income increased $7.0 million for the three months ended September 30, 1997 from the three months ended September 30, 1996. Excluding the Acquisitions, net investment income decreased $1.0 million. The primary reason for the decrease in net investment income is due to discounted mortgage loans which paid off in 1996. The discounts totaling $1.0 million were realized as investment income at the time of loan repayment.

Other income. Other income increased $5.5 million from $0.5 million for three months ended September 30, 1996 to $6.0 million for the three months ended September 30, 1997. Excluding other income related to the Acquisitions, other income increased $4.4 million from 1996 to 1997. The company realized a gain of $4.8 million in 1997 from the sale of Loyalty.

Policyholder benefits. Policyholder benefits increased $13.3 million to $69.9 million for the three months ended September 30, 1997 from $56.6 million for the three months ended September 30, 1996. Excluding the Acquisitions, policyholder benefits for the three months ended September 30, 1996 to the three months ended September 30, 1997 remained consistent.

Amortization expense. Amortization expense increased $2.0 million to $10.3 million for the three months ended September 30, 1997 from $8.1 million for the three months ended September 30, 1996. Excluding the Acquisitions, amortization expense decreased $1.7 million from the three months ended September 30, 1996 to the three months ended September 30, 1997. The higher amortization expense in 1996 resulted primarily from higher policy lapses and surrenders during that period.

Other operating expense. Other operating expenses increased $9.1 million to $21.8 million for the three months ended September 30, 1997 from $12.7 million for the same period in 1996. Excluding the other operating expenses related to the Acquisitions, other operating expenses increased $4.0 million due to costs associated with a sales office opened in California in September 1996, increased depreciation expense in 1997 resulting from purchases of computer equipment in
1996,   development  costs  on   marketing-related   software,   and  increased
legal  and professional fees in 1997.

FINANCIAL RESOURCES AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1996 to September 30, 1997 primarily reflect the normal operations of the Company's life insurance subsidiaries, the acquisition of Ohio State and Investors, and the related reinsurance transactions discussed in Results of Operations.

On April 15, 1997, the Company acquired all of the outstanding common stock of Ohio State and Investors. See Note 3 to the consolidated financial statements included elsewhere in this Form 10-Q for a discussion of this acquisition and the effects of the acquisition and operations of the acquired companies on the Company's financial resources and liquidity.

The quality of the Company's investment in fixed maturity investments at September 30, 1997 remained consistent with December 31, 1996. Non-investment grade securities totaled less than 0.8% of the Company's total fixed maturity investments at September 30, 1997. The Company has not made any significant changes to its investment philosophy during 1997.

The Company's net unrealized investment gains increased $11.8 million during the first nine months of 1997. In addition to a $5.1 million increase in the net unrealized investment gains on equity securities, the market values of the Company's fixed maturity investment securities increased. The components of the change during the nine months ended September 30, 1997 were (in millions):

Gross unrealized investment gains                           $         17.7
Effect on insurance assets and liabilities                             (.6)
Deferred income tax effect                                            (5.3)
                                                            ------------------
                                                            $         11.8

PART II - OTHER INFORMATION

ITEM 2. Legal Proceedings

As previously disclosed in the Company's December 31, 1996 Form 10-K, Great Southern was named as defendant in a purported class action lawsuit brought by two policyholders, Sharon K. Self and Johnnie W. Self, claiming damages unspecified in amount, in connection with the sales of certain life insurance policies. The class was never certified. The lawsuit has now been dismissed pursuant to a settlement between Great Southern and the plaintiffs. The cost of the settlement was insignificant to the Company.

Two substantially similar purported class action lawsuits relating to whole and universal life sales practices were recently filed against Great Southern
(Harriett D. Mann and Dan C. Wynn v. Great Southern Life Insurance Company, filed September 22, 1997, in the United States District Court for the Middle District of Florida, and Yvonne H. Massey v. Great Southern Life Insurance Company, Ralph Williams & Associates, Inc., and Ralph Williams, filed September 19, 1997, in the Circuit Court of Tuscaloosa County, Alabama). On October 15, 1997, prior to service of process on Great Southern and without any other advance notice to Great Southern, the Alabama Circuit Court in the Massey case entered an order granting plaintiff's ex parte motion for "conditional" class certification. Great Southern intends to defend all of these cases vigorously.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Incorporated by
         reference from:

2.1(a)      (2)    Stock  Purchase  Agreement  dated  January 21, 1997 between
                   Great  Southern Life  Insurance  Company and Farmers Group,
                   Inc.

2.1(b)      (3)    Amendment  No.  1 to the  Stock  Purchase  Agreement  dated
                   April 15,  1997 by and  between  Farmers  Group,  Inc.  and
                   Great Southern Life Insurance Company

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

Item 6. (a) Continued

4.1         (2)    Form of Amendment No. 1 to the Amended and Restated  Credit
                   Agreement dated as of February 27, 1997, between the Registrant and the Chase Manhattan Bank as Administrative
                   Agent.

27                 Financial Data Schedule.

--------- -------- ------------------------------------------------------------
            (1)             Registrant's Form S-4 (file No. 33-64820) filed
                   June 22, 1993.

            (2)             Registrant's December 31, 1996 Form 10-K.

            (3)             Registrant's Form 8-K dated as of April 15, 1997.

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended September 30, 1997.

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


Date:  November 14, 1997