Form 10-K
period 1997-12-31
AMERICO LIFE INC
filed 1998-03-31
CIK 908139

=============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
              --------------------------------------

                              FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997 or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________

                    Commission file number: 33-64820

                            AMERICO LIFE, INC.
            (Exact Name of Registrant as Specified in its Charter)

             Missouri                             No. 43-1627599
     (State of Incorporation)        (I.R.S. Employer Identification No.)

                      1055 Broadway
                  Kansas City, Missouri   64105
        (Address of Principal Executive Offices)  (Zip Code)

     Registrant's telephone number including area code: (816) 391-2700

         Securities Registered Pursuant to Section 12(b) of the Act: None

         Securities Registered Pursuant to Section 12(g) of the Act: None

   Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Shares of common stock outstanding as of March 25, 1998: 10,000, none of which is held by non-affiliates.

                      Documents Incorporated by Reference: None

============================================================================



                                TABLE OF CONTENTS
  Item                                                                                                     Page
                                   PART I
   1.     Business                                                                                           2
   2.     Properties                                                                                         12
   3.     Legal Proceedings                                                                                  12
   4.     Submission of Matters to a Vote of Security Holders                                                12

                                   PART II

   5.     Market for Registrant's Common Equity and Related Stockholder Matters                              13
   6.     Selected Consolidated Financial Data                                                               13
   7.     Management's Discussion and Analysis of Financial Condition and Results of Operations              14
  7A.     Quantitative and Qualitative Disclosure about Market Risk                                          22
   8.     Financial Statements and Supplementary Data                                                        22
   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               22

                                    PART III

  10.     Directors and Executive Officers of the Registrant                                                 23
  11.     Executive Compensation                                                                             24
  12.     Security Ownership of Certain Beneficial Owners and Management                                     25
  13.     Certain Relationships and Related Transactions                                                     25

                                    PART IV

  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    27

                                     PART I

ITEM 1.     BUSINESS

General

     Americo Life, Inc. ("Americo" or the "Company") is a financial services holding company whose subsidiaries are engaged in the life insurance business. Americo is wholly-owned by Financial Holding Corporation ("FHC"), a privately-owned corporation.

     The Company's wholly-owned insurance subsidiaries are: Great Southern Life Insurance Company ("Great Southern"), located in Dallas, Texas, United Fidelity Life Insurance Company ("United Fidelity"), The College Life Insurance Company of America ("College Life"), The Victory Life Insurance Company ("Victory Life") and National Farmers Union Life Insurance Company ("National Farmers Union"), all located in Kansas City, Missouri, and The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("Investors Guaranty"), located in Columbus, Ohio. Through a joint venture, the Company also has a 50% interest in Financial Assurance Life Insurance Company (formerly Financial Assurance, Incorporated) ("FAL") and Annuity Service Corporation ("ASC"), located in Kansas City, Missouri and Austin, Texas, respectively.

     The Company develops, markets and administers life insurance and annuity products in four target markets: (i) individual life insurance sold through Personal Producing General Agents ("PPGAs") and Independent Marketing Organizations ("IMOs") (ii) payroll deduction life insurance sold through specialized agents, (iii) tax-qualified life and annuities sold through a joint venture and (iv) life and annuity products sold through IMOs to the "senior market". In addition, the Company administers policies acquired through acquisition with which there are no meaningful marketing operations associated.

     Prior to the Great Southern acquisition, the Company had no meaningful marketing operations and its strategy was to increase the number of policies administered and assets managed primarily through acquisition. Following the acquisition of Great Southern in 1989, the Company expanded its strategy to include the development of and marketing of life and annuity products into the markets described above.

     In addition to the life insurance operations described above, the Company occasionally makes financial and strategic investments in other businesses. The Company has an investment, in the form of a 50% interest, in Argus Health Systems, Inc. ("Argus"), which is engaged in prescription drug claim processing. The Company also wholly-owns several real estate partnerships formerly-owned by GSSW, Limited Partnerships ("GSSW").

Acquisitions and Reinsurance Transactions

     Along with the development of new business, acquisitions and reinsurance transactions have been a significant part of the Company's growth strategy since 1989. Since 1989, the Company has acquired six companies or blocks of insurance policies and continues to investigate acquisition opportunities in the insurance industry. The principal additions were Great Southern in 1989, Loyalty Life Insurance Company ("Loyalty Life") and National Farmers Union in 1991, Victory Life in 1995 and Ohio State and Investors Guaranty in 1997, and two significant reinsurance transactions in 1996 and 1995.

     In 1993, the Company entered into a joint venture whose purpose was the sale of tax-qualified life and annuity products by the Company's life insurance subsidiaries. At December 31, 1997, the Company had direct insurance liabilities generated as a result of this joint venture of approximately $320.5 million.

     The Company has utilized a transaction structure involving an unaffiliated reinsurer ("the Reinsurer") in order to acquire insurance companies or blocks of insurance business. The transaction steps result in the policy liabilities and related assets being transferred to the Reinsurer in exchange for a ceding commission and subsequently reinsured to the Company on a modified coinsurance basis. The assets supporting the insurance liabilities are held in trust for the benefit of the Company.

     In 1995, the Company entered into agreements with The Ohio Casualty Insurance Company ("Ohio Casualty") and the Reinsurer under which the direct liabilities of The Ohio Life Insurance Company ("Ohio Life") were reinsured to the Reinsurer on a coinsurance basis. These agreements also provide for the Company to service the approximately 75,000 life insurance and annuity policies of Ohio Life. At December 31, 1997, the policy liabilities associated with these policies totaled $278.1 million.

     In 1996, the Company entered into similar agreements with Fremont General Corporation and the Reinsurer covering approximately 20,000 policies of Fremont Life Insurance Company ("Fremont Life"). At December 31, 1997, the policy liabilities associated with these policies totaled $444.7 million.

     On April 15, 1997, the Company acquired all of the outstanding stock of Ohio State and Investors Guaranty from Farmers Group, Inc. for a purchase price of $345.4 million. On April 16, 1997 Ohio State and Investors Guaranty entered into coinsurance agreements to reinsure all of their insurance liabilities to the Reinsurer. The Company also entered into agreements to service the approximately 229,000 policies of Ohio State and Investors Guaranty. At December 31, 1997, the policy liabilities associated with these policies totaled $667.0 million.

     The Company and the Reinsurer entered into modified coinsurance agreements to reinsure certain risks on the Ohio Life, Fremont Life, Ohio State and Investors Guaranty insurance policies to the Company. The risks associated with the Ohio State and Investors Guaranty policies are reinsured on a 70% quota share basis. The modified coinsurance agreements provide that the assets related to the reinsured policies are to be retained by the Reinsurer. The Company began directly assuming the policies of Fremont Life and Ohio Life in 1996 and 1997, respectively, and intends to begin directly assuming the Investors Guaranty policies in 1998.

     Including the above transactions, at December 31, 1997, the Company has approximately $3.5 billion of invested assets under management. In addition to expanding its product offerings, the Company's future operating strategy includes pursuing selected acquisitions of in-force blocks of life insurance or insurance companies. The Company will also focus on opportunities to enter other arrangements, including acquisitions, which can complement the Company's current marketing and distribution channels and increase its asset and policy base.

     In August 1997, Great Southern sold the stock of Loyalty Life for $12.2 million resulting in a $4.8 million gain before income taxes. Prior to this sale, several of the Company's insurance subsidiaries entered into agreements with Loyalty Life for the assumption of Loyalty Life insurance liabilities.

     In March 1998, the Company entered an agreement with an unrelated party to sell Investors Guaranty. The Company will continue to assume the risks associated with Investors Guaranty policies on a 70% quota share basis. The Company intends to reinsure these risks on an assumption basis in the future.

Life Insurance Business

     The Company's in-force life insurance business consists of traditional and interest-sensitive life insurance and annuities. At December 31, 1997, the insurance in force on interest-sensitive life insurance contracts was $31.7 billion, the insurance in force on traditional life insurance contracts was $15.7 billion and annuity liabilities totaled $1.1 billion.

     The Company's life insurance subsidiaries offer a portfolio of individual interest-sensitive life insurance products, including interest-sensitive whole life and universal life insurance and customary riders. The Company's life insurance subsidiaries also offer single premium and flexible premium annuity products, including tax-qualified annuities, as well as a portfolio of traditional life insurance products, including individual term and whole life insurance. Interest-sensitive life insurance products accounted for substantially all new life policies written in 1997. The principal differences among the types of these products offered by the Company relate to policy provisions affecting the amount and timing of premium payments.

     The following table shows collected premiums of the Company during 1997, 1996 and 1995 by product category.

                                                                      Premiums Collected
                                                                    for periods indicated
                                           -------------------------------------------------------------------------
                                               First Year                  Renewal                    Total
                                           --------------------     ----------------------    ----------------------
Product Category                                $         %             $           %              $          %
----------------                                -         -             -           -              -          -
                                                                       (in thousands)

Year ended
December 31, 1997
Traditional                                     11,184      8.5         87,607       28.7        98,791        22.6
Interest-sensitive                              44,524     33.7        173,384       56.7       217,908        49.7
                                             ---------   ------       --------   --------     ---------      ------
   Total life                                   55,708     42.2        260,991       85.4       316,699        72.3
Annuities                                       76,500     57.8         44,693       14.6       121,193        27.7
                                             ---------   ------      ---------   --------     ---------      ------
   Direct and assumed premiums                 132,208    100.0        305,684      100.0       437,892       100.0
                                             =========    =====      =========    =======      (137,159)      =====
   Less ceded premiums                                                                         --------
   Total                                                                                        300,733
                                                                                              =========

Year ended
December 31, 1996
Traditional                                      4,048      4.5         61,475       23.4        65,523        18.6
Interest-sensitive                              34,888     38.6        132,266       50.4       167,154        47.4
                                               -------     ----     ----------    -------      --------     -------

   Total life                                   38,936     43.1        193,741       73.8       232,677        66.0
Annuities                                       51,419     56.9         68,734       26.2       120,153        34.0
                                               -------    -----      ---------    -------      --------     -------
     Direct and assumed premiums                90,355    100.0        262,475      100.0       352,830       100.0
                                               =======   ======      =========     ======                    ======
   Less ceded premiums                                                                          (91,711)
                                                                                               --------
   Total                                                                                        261,119
                                                                                               ========

Year ended
December 31, 1995
Traditional                                      3,206      3.9         58,895       29.8        62,101        22.2
Interest-sensitive                              28,731     34.8        118,515       60.0       147,246        52.6
                                               -------    -----      ---------     ------     ---------      ------
   Total life                                   31,937     38.7        177,410       89.8       209,347        74.8
Annuities                                       50,592     61.3         20,064       10.2        70,656        25.2
                                               -------    -----      ---------     ------     ---------      ------
    Direct and assumed premiums                 82,529    100.0        197,474      100.0       280,003       100.0
                                               =======    =====      =========     ======                    ======
   Less ceded premiums                                                                          (80,638)
                                                                                               --------
   Total                                                                                        199,365
                                                                                               ========


Marketing and Distribution

     The Company's new business efforts have been divided into four segments as defined more fully below: Individual Markets, Special Markets, Tax-qualified Markets and the Seniors Market.

     Individual Markets. The Company delivers its products to the individual markets using two methods of distribution, PPGA and independent marketing organizations. The Company's PPGA marketing system utilizes approximately 600 independent agents who market the Company's products. None of the agents is employed by the Company, but each is a party to a general agency agreement which governs the terms of his or her arrangement with the Company. PPGAs who represent the Company may also represent other insurers. Of the $41.9 million total annualized first-year life insurance premiums generated by the Company during 1997, approximately $17.0 million (or 41%) was derived from sales through the Company's PPGA system.

     Approximately $9.3 million, or 22%, of the Company's annualized first-year life insurance premiums in 1997 was derived from sales through eight large marketing organizations comprised of non-exclusive independent agents with an aggregate membership of approximately 2,000 at December 31, 1997.



     Since 1995, the Company has employed its Career Partners Program(TM) to increase the production from individual agents and reduce the Company's reliance on large marketing organizations and brokers. The Career Partners Program(TM) attempts to build a longer term relationship between the Company and the individual agents by providing benefits in addition to commissions to reward production and longevity in the program. As a result of this program, the Company has experienced improved retention, consistency of production and stronger relationships with participating agents.

     The individual markets experienced significant growth in 1997 from two sources. The addition of Ohio State's individual production contributed $12.3 million, or 29%, of first year annualized life insurance premiums. Growth from the same sources, excluding Ohio State, increased $7.0 million, or 33%, over 1996. In total, this segment increased new premiums by $19.3 million, nearly doubling 1996 production.

     Special Markets/Payroll Deduction. The Company's special marketing efforts consist of offering voluntary payroll deduction, interest-sensitive universal life insurance to employees of large and medium-sized companies and accounted for $6.0 million, or 14%, of the Company's annualized first-year life insurance premiums in 1997. This effort is conducted through Great Southern's special marketing agency force. The agency force, which consists of approximately 100 general agents, primarily contacts companies that have a minimum of 100 eligible employees. The Company's special marketing efforts benefited from the introduction of an expanded product portfolio and increased special marketing agency force. First year new production increased $4.0 million in 1997.

     Tax-Qualified Life Insurance and Annuity Markets. Great Southern and College Life expanded their marketing capabilities in the tax-qualified life insurance and annuity markets, specifically products qualified under Internal Revenue Code Sections 401(k) and 403(b), through a joint venture founded in July 1993 ("Joint Venture"), effected through College Insurance Group, Inc. ("CIG"). These products are marketed to public school teachers through a specialty field force of managed agents. CIG is owned equally by United Fidelity and an unrelated individual. CIG, in turn, owns 100% of the stock of FAL and 100% of the stock of ASC. Pursuant to the Joint Venture, both parties generally share the profits from 401(k) and 403(b) business written by marketing companies on behalf of Great Southern and College Life. Sales generated through the Joint Venture, expressed in terms of collected premiums, increased from $14.6 million in 1993 to $107.9 million in 1997.

     Seniors  Market.   In  1996,   Great  Southern   expanded  its  marketing
capabilities into the seniors life insurance and annuity markets. Following the Fremont Life transaction, the Company was introduced to a select group of IMOs that specialize in the marketing of fixed annuities to seniors. The Company introduced products to this distribution source in the fourth quarter of 1996. The senior market, generally considered to include individuals over age 55, is expected to experience double digit annual growth resulting from a number of factors, including growth in consumer concerns over social security and pension plans and the aging of the consumer population. The Company competes in this market by offering fixed annuity products with riders and benefits tailored to the needs of maturing individuals. Sales generated through the IMOs, expressed in terms of collected premiums, were $17.5 million in 1997.

Competition and Ratings

     The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, investment advisors, mutual fund companies and other financial institutions, some of which have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. National banks, with their preexisting customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the U.S. Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company, which permits national banks to sell annuity products of life insurance companies in certain circumstances.

     The Company believes that the principal competitive factors in the sale of life insurance are product features, product flexibility, product pricing and crediting rates, commission structure, high credit standing and perceived stability of insurer, and service provided to the policyholder. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to attract and retain agents to market its insurance products and its ability to develop competitive products that are also profitable. The Company believes that it has good relationships with its agents and marketing groups, has an adequate variety of policies approved for issuance, and is generally competitive within the industry. The Company also competes with other entities in acquiring life insurance companies and blocks of insurance business. The acquisition of insurance companies or blocks of business is extremely competitive. Many of the companies with which the Company competes have a stronger capital position as well as better access to the capital markets.

     A primary factor in a company's ability to compete in the sales of life insurance business and the acquisition of life insurance companies is the ratings it receives from various rating agencies. Two of the Company's primary marketing subsidiaries, Great Southern and College Life, are rated "A (Excellent)" by A.M. Best and have a claims paying ability rating of "A (Good)" from Standard and Poor's Corporation ("S&P"). Ohio State is rated "A-(Excellent)" by A.M. Best and has a claims paying ability rating of "Aq
(Good)" from S&P. National Farmers Union is rated "B+ (Very Good)" by A.M. Best. A.M. Best's ratings for insurance companies currently range from "A++ (Superior)" to "F (In Liquidation)", and some insurance companies are not rated. Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards established by A.M. Best and that generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. The "B+" rating is assigned to companies that, in A.M. Best's opinion, have achieved very good overall performance when compared to the standards established by A.M. Best and that generally have a strong ability to meet their obligations to policyholders, but whose financial strength may be susceptible to unfavorable changes in underwriting or economic conditions. The "A" rating is assigned by S&P to companies which, in S&P's opinion, offer good financial security, but the capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions. Ohio State's rating of Aq indicates that the rating is based solely on quantitative analysis of publicly available financial data. While ratings do not constitute recommendations to buy or sell a company's insurance products, and are subject to change or withdrawal at any time, they are considered an important measurement in some markets.

Operations

     The Company has made strategic decisions over the last several years in order to achieve its goal of operating at the lowest achievable cost level. These decisions include (i) investments in technology, (ii) centralization of certain functions and (iii) outsourcing its data processing requirements.

     The Company has made significant investments in technology over the past several years in order to lower its operating costs. Its use of digital imaging technology has substantially eliminated the typical paper intensive life insurance processing procedures, resulting in lower operating costs, improved customer service and an improved working environment. As part of the imaging technology, the Company uses a system called Automated Work Distributor to control workflow and perform other functions designed to increase efficiency. As the investment in this technology is relatively fixed, the Company has been able to leverage this investment through the increase in the policies being administered.

     In order to more effectively manage the various insurance operations of the Company, it has consolidated certain common functions into its Kansas City, Missouri location. These centralized functions include product development, marketing, finance, investment management, data processing, personnel and regulatory compliance. The Company believes that this approach allows it to more effectively manage the business and, by eliminating duplicative functions, reduce operating costs and improve returns on acquired business.

     The Company has outsourced its data processing requirements through contracts entered into by FHC. The principal contract entered into by FHC is with Computer Sciences Corporation ("CSC") which provides all of the Company's data processing needs for its operations with the exception of local area networks. By outsourcing these functions, the Company believes that it has reduced operating costs by eliminating the fixed costs associated with a data processing function, and improved its ability to increase its policyholder base without significant investment on its part. In addition, the use of a vendor such as CSC provides the Company access to current technology and a higher caliber staff than it may be able to achieve on its own.

Investments

     A significant factor contributing to the Company's profitability is its ability to earn investment income sufficient to provide for its insurance liabilities and generate a profit. The Company's insurance liabilities are backed by a portfolio composed principally of fixed rate investments that generate predictable rates of return. The rates of return on the Company's investments vary over time depending on the current interest rate environment, the spread at which fixed rate investments are priced over the yield curve and other factors. The Company manages its invested assets internally. Its investment philosophy is conservative with an emphasis on balancing credit and interest rate risk and is influenced by regulatory and asset-liability matching requirements.

     The insurance subsidiaries of Americo are restricted by insurance statutes and regulations as to the type of investments they are permitted to make and the amount of funds that may be used for any one type of investment. In compliance with these regulations and consistent with the Company's investment philosophy, the Company invests principally in investment grade securities (as rated by nationally recognized rating organizations). At December 31, 1997, 0.8% of the Company's fixed rate investments were non-investment grade. There were no securities which were in default as to principal or interest.

     A goal of the Company's investment strategy is to provide liquidity for its insurance liabilities. Through computer-generated models, the Company conducts studies of the cash flow characteristics of its liabilities using common interest rate scenarios. The Company uses this information to assist it in choosing the duration of its asset portfolio so that it closely matches the duration of its liabilities.

     The Company's general investment philosophy is to hold fixed-rate securities for long term investment. Thus, the Company does not have a trading portfolio. However, the fixed-rate portfolio is divided into held to maturity and available for sale portfolios. Securities have been categorized as available for sale except for those securities that the Company has the intent and the ability to hold until maturity. The primary factor which influences the Company's decision to characterize its investments as held to maturity is the cash flow requirements of the Company's liabilities. Securities designated as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, management of taxable income and similar economic factors.

     The carrying amounts of the Company's investments at December 31, 1997 were as follows:

                                                                                            Total
                                                               Held to      Available     Carrying
                    Investment Category                      Maturity (1)  for Sale (2)     Amount      Percentage
                    -------------------                      ------------     ---------     ------      ----------
                                                                                 (in thousands)
Fixed maturities:
   U.S. Treasury and government securities                    $    2,427     $  64,986     $   67,413      3.1%
Mortgage-backed securities:
   Collateralized mortgage obligations                           276,505        96,767        373,272     17.3
   Pass-through certificates:
     GNMA                                                         18,063       109,165        127,228      5.9
     FHLMC                                                         2,434           554          2,988      0.1
     FNMA                                                          1,560         5,070          6,630      0.3
     Other pass-through securities                                 6,410        25,533         31,943      1.5
Other asset-backed securities                                     30,152        57,603         87,755      4.1
Corporate bonds                                                  514,272       401,406        915,678     42.3
                                                              ----------     ---------    -----------   ------

       Total fixed maturities                                  $ 851,823      $761,084     $1,612,907     74.6%
                                                               =========      ========     ==========

Equity securities                                                                              78,949      3.7
Investment in equity subsidiaries                                                              21,670      1.0
Mortgage loans on real estate                                                                 165,630      7.8
Investment real estate                                                                         27,630      1.3
Policy loans                                                                                  200,137      9.2
Cash and cash equivalents                                                                      36,859      1.6
Other invested assets                                                                          18,890      0.8
                                                                                           ----------    ------


       Total cash and invested assets                                                      $2,162,672    100.0%
                                                                                           ==========    =====


------------------------------------------------------------



(1)     Carrying  amount is amortized  cost.  The market value of held to maturity  securities at December 31, 1997 was $873.9 million.
(2)     Carrying  amount is market value.  The amortized cost of available for sale securities at December 31, 1997 was $736.0 million.

     See Note 4 of the Notes to Consolidated Financial Statements, and the discussion under the heading "Investment Portfolio" in Item 7 appearing elsewhere in this Form 10-K for information about the composition and performance of the Company's investment portfolio and the risks inherent in such investments.

Non-Insurance Operations

     The Company selectively makes investments in businesses outside of the life insurance industry. The primary investments of this nature at December 31, 1997 were the investments in Argus, which was accounted for using the equity method, and in wholly-owned real estate partnerships.

     Argus: The Company and an unrelated third party each own a 50% equity interest in Argus. Argus is principally engaged in the business of electronically processing prescription drug claims including providing services in connection with the point-of-sale adjudication, processing and payment of these claims. Argus' principal customers include health maintenance organizations, preferred provider organizations, health insurance companies and managed health companies. For 1997, Argus generated revenues of $39.7 million and processed over 145 million claims compared to 129 million claims processed in 1996, an increase of 12%. At December 31, 1997, Argus had approximately 251 full-time employees and maintains its corporate headquarters in Kansas City, Missouri. Currently, there are less than 10 prescription drug claim processors in the managed care business. Argus faces increasing competition from other drug claim processors and customers choosing to perform their own drug claim processing. In 1997, a major client decided to perform its claims processing internally, which will have an effect on Argus' 1998 revenues and earnings.

     Real Estate Partnerships: In 1992, the Company and an unrelated third party formed a limited partnership, GSSW, for the purpose of purchasing real estate and mortgage loans from the Resolution Trust Corporation. In December 1996, the Company liquidated its 50% interest in GSSW in exchange for cash of $22.6 million and 100% interests in several real estate partnerships then owned by GSSW. In July 1997, the Company disposed of several of these properties for a gain of $5.1 million. The proceeds from these sales have been reinvested in similar properties. Currently the Company manages ten properties including office space, retail space and apartments.

Reinsurance

     In keeping with industry practices, the Company reinsures portions of its life insurance exposure with unaffiliated reinsurance companies under traditional indemnity reinsurance agreements. Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, currently ranging from $50,000 to $350,000 per life. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The Company remains responsible for policy claims to the extent the reinsurer fails to pay such claims. At December 31, 1997, the Company had ceded to reinsurers approximately $6.1 billion (17%) of life insurance in force, of which 80% was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best. Approximately $1.4 billion of the insurance in force was ceded to a single reinsurer, which was rated "A" by A.M. Best. Additionally, in connection with the Joint Venture, the Company ceded $141.6 million of insurance liabilities to FAL at December 31, 1997. The Company evaluates the financial strength of its reinsurers upon inception of a reinsurance treaty and on an annual basis thereafter.

     The Company has entered into several coinsurance and modified coinsurance agreements with a single unaffiliated reinsurer with related insurance liabilities totaling $1.4 billion at December 31, 1997. See "Business: Acquisitions and Reinsurance Transactions".

     Certain of the insurance subsidiaries of the Company have ceded blocks of insurance under financial reinsurance treaties which have the effect of increasing the statutory surplus of the Company. As a result of such reinsurance transactions, the Company has increased its statutory surplus after the effect of income taxes by approximately $20.0 million; however, the effect of these reinsurance treaties is not included in stockholder's equity of the Company presented in accordance with generally accepted accounting principles ("GAAP"). Financial reinsurance increases the ceding insurer's statutory surplus with the expectation that such increased surplus will be returned to the reinsurer out of future earnings, if any, and guarantees the reinsured against any future statutory losses, if any, on the policies reinsured. The ability of an insurance subsidiary to pay dividends to Americo may be affected by the reduction in statutory earnings caused by reductions in the outstanding levels of financial reinsurance. The risk fees paid to the reinsurers under these treaties totaled $0.8 million and $0.9 million for the years ended December 31, 1997 and 1996, respectively. See Note 6 of the Notes to the Consolidated Financial Statements of the Company included in Item 8 in this Form 10-K.

Regulation

     Each of Great Southern, United Fidelity, College Life and National Farmers Union are domiciled in Texas. Victory Life is domiciled in Kansas. Ohio State is domiciled in Ohio and Investors Guaranty is domiciled in California. One or more of the life insurance subsidiaries is licensed to sell insurance in the District of Columbia and all states, except New York.

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

     Increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In addition, legislation has been introduced periodically in Congress which could result in the federal government assuming some role in the regulation of the insurance industry. In recent years, the NAIC has taken initiatives to reduce insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC has also approved and recommended to states for adoption model laws related to product design and illustrations. The Company has evaluated its current product portfolio in response to these initiatives. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and its insurance subsidiaries.

     Under applicable state insurance laws, all of the Company's insurance subsidiaries are required to maintain minimum levels of capital stock and statutory surplus. The capital and surplus of each of the Company's insurance subsidiaries exceeds the minimum requirements. In addition, each of the Company's insurance subsidiaries is subject to the supervision of the regulators of each state in which it is licensed. Such regulators have the discretionary authority, in connection with the continual licensing of any such subsidiary, to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgement, such regulators determine that such subsidiary is not maintaining adequate statutory surplus or capital. The Company does not believe the current or anticipated levels of statutory surplus of its insurance subsidiaries present a material risk that any such regulator would limit the amount of new insurance business that an insurance subsidiary intends to issue.


     Holding Company Regulations. Substantially all states also regulate members of insurance holding company systems. FHC is registered as a holding company system pursuant to such legislation in Texas, Kansas, Ohio and California. The insurance holding company statutes regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its parent. Generally, without the consent of the domiciliary state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which dividends may be paid. Generally, state laws require an insurance company to file a dividend notification prior to payment of ordinary dividends.

     Under Texas regulations, interest and principal on any newly-issued surplus debentures may be paid only with prior approval of the Texas Department of Insurance. Surplus debentures issued by United Fidelity contain payment schedules which have been approved by the Texas Department of Insurance. Therefore, United Fidelity does not require approval from the Texas Department of Insurance for each payment of principal and interest unless such payments differ from the approved schedule.

     Risk-Based Capital Requirements. The NAIC's risk-based capital ("RBC") rules are used to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula is used by the states as an early warning tool to identify under-capitalized companies for the purpose of initiating regulatory action. The NAIC's RBC model act provides for four levels of potential involvement by state regulators for inadequately capitalized insurance companies as follows: (1) Company Action Level, (2) Regulatory Action Level, (3) Authorized Control Level and (4) Mandatory Control Level. Generally, action will be triggered when the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve ("AVR")) to its Authorized Control Level RBC (the "RBC Ratio") falls below 200%. Based upon the Company's calculations, all of its insurance subsidiaries had RBC ratios exceeding 200% at December 31, 1997.

     Texas has its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. The Commissioner of the Texas Department of Insurance has the power to take corrective actions similar to those in the NAIC's model act if a company does not maintain the required minimum level of capital and surplus. Under the Texas Regulations, an insurer has met RBC requirements if its admitted assets exceed its liabilities by at least 6%. At December 31, 1997, the Company's Texas insurance subsidiaries' admitted assets exceeded their liabilities by more than the required 6% level.

     There can be no assurance that insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company or on the ability of the Company's subsidiaries to make payments on the surplus debentures or to pay dividends and thus on the Company's ability to service its debt.

Employees

     At March 1, 1998, Americo and its wholly-owned subsidiaries employed approximately 623 persons.

ITEM 2.    PROPERTIES

   The principal executive offices of the Company are located at 1055 Broadway, Kansas City, Missouri 64105 and the Company's telephone number is (816) 391-2700.

     The principal operations of the insurance subsidiaries are conducted from Kansas City, Missouri; Dallas, Texas; and Columbus, Ohio. United Fidelity, College Life, National Farmers Union and Victory Life operate from approximately 45,000 square feet of leased office space located at 1055 Broadway, Kansas City, Missouri 64105. The property is leased from Broadway Square Partners, a Missouri limited partnership of which a corporation controlled by the Merriman family is a 50% partner. The lease expired on February 28, 1998 and current negotiations are in progress to renew this lease.

     Great Southern's operations are conducted from approximately 57,000 square feet of leased office space located at 500 N. Akard, Dallas, Texas 75221. The lease expires in June 2007.

     Ohio  State  and  Investors   Guaranty   operations   are  conducted   from
approximately 83,800 square feet of leased office space located at 2500 Farmers Drive, Columbus, Ohio 43235. The lease expires in April 2000.

ITEM 3.    LEGAL PROCEEDINGS

     From time to time the Company is party to litigation and arbitration proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

     Great Southern is a defendant in four purported class action lawsuits alleging deceptive sales practices in the marketing of its whole life and universal life insurance policies and seeking unspecified compensatory, punitive and/or treble damages. These cases are: Harriett D. Mann and Dan C. Wynn v. Great Southern Life Insurance Company (U.S. District Court for the Middle District of Florida, filed on September 22, 1997); Irwin Ginsberg v. Great Southern Life Insurance Company (U.S. District Court for the Southern District of Florida, filed on February 24, 1997); James Morgan McGraw, Frances Norman, Robert Harry Bishop and Charlene McGraw v. Great Southern Life Insurance Company and Ervin Jackson (U.S. District Court for the Eastern District of Texas, amended petition alleging class action filed July 1, 1997); and Yvonne H. Massey
v. Great Southern Life Insurance Company, Ralph Williams & Associates, Inc. and Ralph Williams (U.S. District Court for the Northern District of Alabama, filed September 19, 1997). Great Southern has filed a motion before the U.S. Judicial Panel on Multidistrict Litigation requesting that these lawsuits be transferred to a single district and consolidated for pretrial proceedings. A fifth purported class action lawsuit making similar allegations, Ernest Marqoquin v. Great Southern Life Insurance Company and Dale Darnell, was filed against Great Southern on February 11, 1998 in Cameron County District Court, Texas. On March 19, 1998, Great Southern removed this case to the United States District Court for the Southern District of Texas. Great Southern intends to seek to have this case added to the consolidated multidistrict litigation proceedings. Great Southern intends to defend all these cases vigorously. There can be no assurance that the foregoing or any future litigation relating to pricing and sales practices will not have a material adverse effect on the Company.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The historical financial information for the five years ended December 31, 1997 and at December 31, 1997, 1996, 1995, 1994 and 1993 has been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data set forth below is qualified in its entirety by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                    Year Ended December 31,
                                             ----------------------------------------------------------------------


                                               1997 (3)        1996        1995 (2)      1994(1)         1993
                                               --------        ----        --------      -------         ----
                                                         (in thousands, except per share information)
Statement of Income Data:
Premiums and policy revenues                  $   203,729   $   165,602   $   140,130   $   134,225    $   134,856
Net investment income                             219,267       186,725       152,047       130,149        132,327
Net realized investment gains (losses)              2,950         (120)         (282)       (3,529)          7,584
Gain on disposition of partnership interest            --        15,825            --            --            --
Other income                                       12,331         3,567         2,168           117          6,736
                                                    -----         -----           ---         -----        -------
    Total income                                  438,277       371,599       294,063       260,962        281,503
Policyholder benefits                             262,940       218,659       169,162       151,835        151,907
Commissions                                        11,230        13,473         9,662         8,711          9,355
Amortization expense                               43,694        29,714        26,666        23,534         22,972
Interest expense                                   12,089        12,263        10,593         9,254          7,540
Other operating expenses                           77,038        56,703        47,124        45,110         44,538
                                             ------------  ------------  ------------  ------------  -------------
Income before provision for income taxes           31,286        40,787        30,856        22,518         45,191
Provision for income taxes                          9,230        13,513        11,126         9,159         16,190
                                             ------------  ------------  ------------  ------------  -------------

Income before extraordinary loss                   22,056        27,274        19,730        13,359         29,001
Extraordinary loss                                     --            --            --            --           (798)
                                              -----------  ------------  ------------  ------------  -------------
Net income                                    $    22,056  $     27,274  $     19,730  $     13,359   $     28,203
                                              ===========  ============  ============  ============   ============
Net income applicable to common stock per common share:
Income before extraordinary loss              $  2,205.60   $  2,727.40   $  1,973.00   $  1,335.90    $  2,900.10
Extraordinary loss                                     --            --            --            --         (79.80)
                                              -----------   -----------   -----------   -----------   ------------
Net income                                    $  2,205.60   $  2,727.40   $  1,973.00   $  1,335.90    $  2,820.30
                                              ===========   ===========   ===========   ===========    ===========

Average common shares outstanding                      10            10            10            10             10
                                                       ==            ==            ==            ==             ==

Balance Sheet Data:
Total investments                              $2,125,813    $2,018,852    $2,014,634    $1,582,592     $1,710,165
Total assets                                    4,038,018     2,769,583     2,459,805     1,994,628      2,056,167
Total debt                                        132,884       133,312       133,451       100,702        100,736
Total liabilities                               3,791,156     2,562,561     2,269,042     1,844,632      1,897,332
Stockholder's equity                              246,862       207,022       190,763       149,996        158,835

---------------------------

(1) On February 28, 1994, the Company sold its investment in 100% of the common stock of PFS Holding Company ("PFSH") and its wholly-owned subsidiary, Premium Financing Specialists, Inc. to FHC.

(2)     On July 10, 1995, the Company acquired all of the outstanding common stock of Victory Life.

(3)     On April 15, 1997,  the Company  acquired all of the  outstanding  common stock of Ohio State and Investors
       Guaranty.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The following discussion analyzes significant items affecting the results of operations and the financial condition of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "plan", "anticipate", "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and surrenders of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information. This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

General

     The volume of the Company's insurance in force has increased 156% from $18.5 billion in 1989 to $47.4 billion in 1997. This growth has been the result of a combination of acquisitions, reinsurance assumed and new business written. The growth in the Company's volume of life insurance inforce for the last three years is summarized in the following table.

                                                                       1997        1996        1995
                                                                       ----        ----        ----
                                                                                (in
                                                                                billions)

Beginning of year balance                                              $  27.6     $  26.9    $  23.0
Insurance business acquired or assumed                                    21.3         2.0        4.7
New business written                                                       2.6         2.1        2.0
Terminations                                                              (4.1)       (3.4)      (2.8)
                                                                     ---------   ---------  ---------
End of year balance                                                   $   47.4    $   27.6   $   26.9
                                                                      ========    ========   ========

     The Company's generation of new business increased in each of the three years ended December 31, 1997. Annualized annuity premiums increased significantly as a result of an increase in tax-qualified business written in connection with the Joint Venture arrangement entered into by the Company in 1993. The following table summarizes the Company's sales in terms of annualized premiums:

                                                                       1997        1996        1995
                                                                       ----        ----        ----
                                                                               (in millions)

Life insurance premiums                                             $    40.2     $ 23.1      $ 20.1
Annuity premiums                                                         75.8       52.6        49.2
                                                                    ----------  ---------    --------
                                                                     $  116.0     $ 75.7      $ 69.3
                                                                     ========     ======      ======

     The Company intends to continue its focus on the sale of interest-sensitive life insurance and annuity products through its marketing and distribution systems. In addition, the Company may also pursue selected acquisitions of blocks of life insurance policies and life insurance companies.


Year to Year Comparisons

     The Company entered into four transactions during the period 1995 through 1997 which affect the comparability of its results of operations between periods. In July 1995, the Company acquired all of the outstanding common stock of Victory Life for $42.8 million. The Victory Life transaction (the "Victory Life Acquisition") added approximately $270 million of insurance liabilities and $32.9 million of notes payable to the Company's consolidated balance sheet.

     In October 1995, in connection with administrative agreements entered into with Ohio Casualty and Ohio Life, an unaffiliated company (the "Reinsurer") reinsured 100% of the insurance business of Ohio Life on a coinsurance basis. The Reinsurer then reinsured certain risks on these same liabilities to Great Southern on a modified coinsurance basis. The associated policy liabilities were approximately $278 million at December 31, 1997.

     In July 1996, the Company entered into similar agreements with the Reinsurer and Fremont Life. The associated policy liabilities involved in the transaction were approximately $371 million at December 31, 1997.

     On April 15, 1997, Great Southern acquired all of the outstanding common stock of Ohio State and Investors Guaranty ("Ohio State Acquisition") from Farmers Group, Inc. On the acquisition date, Ohio State and Investors Guaranty had combined assets of $1,039 million and liabilities of $694 million. The acquisition was accounted for as a purchase. On April 16, 1997, Ohio State and Investors Guaranty entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to the Reinsurer in exchange for a ceding commission of $145.7 million. Concurrently, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. The results of operations of these acquired policies from the date of acquisition, less the net 30% coinsurance, are included in the Company's results of operations. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission.

     In each of the transactions with the Reinsurer, the invested assets related to the reinsured businesses are owned by the Reinsurer. At December 31, 1997, the insurance liabilities associated with these reinsurance transactions totaled $1.4 billion. Results from these reinsurance transactions and the Victory Life Acquisition and Ohio State Acquisition are included in the Company's results of operations from the respective dates of the transactions.

     The effects of the above transactions, collectively referred to as the Acquisitions, on the individual income statement components, excluding the costs of financing, are set forth in the table below (in millions).

                                                         1997 and 1996                 1996 and 1995
                                                    Acquisitions Effects on       Acquisitions Effects on
                                                     1997 and 1996 Results         1996 and 1995 Results
                                                              (1)                           (2)
                                                    -------------------------     -------------------------

                                                       1997         1996             1996         1995
                                                       ----         ----             ----         ----

Premiums and policy revenues                         $  56.8       $  6.9          $  40.3      $  11.0
Net investment income                                   43.7         14.3             55.2         14.3
Other income                                             3.4          --               0.1          0.5
Policyholder benefits                                   66.8         17.5             67.6         18.3
Commissions                                              1.5          2.4              3.9          0.5
Amortization expense                                    18.4          --               3.6          1.3
Other operating expenses                                14.9          0.7              7.8          1.1

     (1)  Includes the results from the Ohio State  Acquisition  in 1997 and the Fremont  Life  agreements  in 1997 and 1996.

     (2)  Includes the results from the Fremont Life  agreements in 1996 and the Victory Life  Acquisition  and the
         Ohio Life agreements in 1996 and 1995.

     The other operating expenses in the above table include only the direct expenses related to providing administration for the policies and assets of the Acquisitions. The operating expenses shown do not include any allocation of indirect or overhead expenses.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Income before provision for income taxes decreased $9.5 million to $31.3 million in 1997 from $40.8 million in 1996. The primary reasons for the net decrease were (i) the gain from the disposition of the Company's interest in GSSW in 1996, (ii) an increase in death benefits and (iii) an increase in other operating expenses, partially offset by (iv) a gain from the disposition of Loyalty Life in 1997 and (v) income resulting from the Acquisitions. The items and significant changes in individual income statement components are discussed in more detail below.

     Premiums and policy revenues. Premiums and policy revenues totaled $203.7 million in 1997 compared to $165.6 million in 1996. Excluding the Acquisitions, premiums and policy revenues decreased $11.8 million from 1996 to 1997. The decrease is primarily due to the Company currently writing small amounts of new traditional life insurance products and, therefore, traditional life insurance premiums are decreasing as the amount of in-force business decreases. Also, the 1996 results included $2.5 million of traditional premiums on supplementary contracts and $3.4 million of accident and health premiums which did not recur in 1997.

     Collected premiums on interest sensitive and annuity products including the Acquisitions increased by $51.8 million from $287.3 million 1996 to $339.1 million in 1997. This increase in collected premiums is not reflected in premiums and policy revenues because generally accepted accounting principles require that premiums collected on these types of products be treated as deposit liabilities rather than revenues.

     Net investment income. Net investment income increased $32.6 million to $219.3 million in 1997 from $186.7 million in 1996. Excluding the net investment income from invested assets associated with the Acquisitions, net investment income increased $3.1 million, primarily attributable to (i) changes in expected prepayments on mortgage-backed securities and (ii) an increase in income of the Company's equity subsidiaries.

     Management continually evaluates the expected prepayments of the mortgage-backed securities portfolio to more accurately reflect expected paydowns on the securities as market interest rates change. In 1997, interest rates decreased, accelerating expected prepayment rates. In 1996, interest rates increased, reducing the expected prepayment rate. As a result of the changes in expected prepayments, amortization of premiums and accretion of discounts were accelerated in 1997, causing an increase in net investment income of $1.4 million in 1997. The decrease in net investment income in 1996 of $1.8 million resulting from the reduced expected prepayment rate was partially offset by discounts of $0.5 million recognized upon the early repayment of certain of the Company's mortgage loans.

     The Company's share of earnings from its equity subsidiaries decreased from $5.5 million in 1996 to $3.6 million in 1997. Equity earnings in GSSW of $4.5 million in 1996 did not recur in 1997 as the Company disposed of GSSW in 1996 in exchange for 100% interests in several real estate limited partnerships formerly owned by GSSW. These limited partnerships added $1.9 million to net investment income in 1997. This decrease in earnings from GSSW was offset by an increase in the income from the Company's other equity subsidiaries.

     Net realized investment gains. The Company recorded net realized investment gains of $2.9 million in 1997. During 1997, the Company recorded gains of $5.1 million from the sale of three real estate investment properties, which were offset by various other investment losses.

     Other Income. Other income increased $8.7 million from $3.6 million in 1996 to $12.3 in 1997. Excluding other income related to the Acquisitions, other income increased $5.4 million from 1996 to 1997. The Company realized a gain of $4.8 million in 1997 from the sale of Loyalty Life Insurance Company ("Loyalty"), a former wholly-owned subsidiary of the Company. Prior to this sale, several of the Company's insurance subsidiaries entered into agreements with Loyalty for the assumption of Loyalty's insurance liabilities. Other income in 1997 includes a servicing fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies.

     Policyholder benefits. Policyholder benefits increased $44.2 million from $218.7 million in 1996 to $262.9 million in 1997. Excluding the effects of the Acquisitions, policyholder benefits decreased $5.1 million from 1996 to 1997. The decrease in policyholder benefits primarily resulted from lower benefit reserve increases in 1997 resulting from the decreasing traditional premiums, partially offset by a $5.1 million increase in death benefits.

     Amortization expense. Amortization expense increased $14.0 million from $29.7 million in 1996 to $43.7 million in 1997. Excluding the effects of the Acquisitions, amortization expense decreased $4.4 million from 1996 to 1997. Included in amortization expense are adjustments to decrease deferred policy acquisition costs and the cost of business acquired assets of $2.5 million in 1997 and $3.2 million in 1996. These adjustments result from revisions made to the Company's estimate of future gross profits from its interest sensitive life and annuity policies. Under GAAP, deferred policy acquisitions costs and the cost of business acquired assets on interest-sensitive life products are amortized based on the estimated future gross profits of the related policies.

     Interest expense. Interest expense decreased $0.2 million to $12.1 million in 1997 from $12.3 million in 1996. Average outstanding indebtedness was $133.1 million with an average cost of 9.06% in 1997 compared with average outstanding indebtedness of $133.5 million with an average cost of 9.19% in 1996.

     Other operating expenses. Other operating expenses increased $20.3 million to $77.0 million in 1997 from $56.7 million in 1996. Excluding the effects of the Acquisitions, other operating expenses increased $6.1 million from 1996 to 1997. The primary reasons for the increase in operating expenses from 1996 to 1997 are expenses associated with a marketing office opening in California in September 1996, increased depreciation expense in 1997 resulting from purchases of computer equipment in 1996 and 1997, and increased legal and professional fees in 1997.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Income before provision for income taxes increased $9.9 million to $40.8 million in 1996 from $30.9 million in 1995. The primary reasons for the net increase were (i) income resulting from the Acquisitions and (ii) gain from the disposition of the Company's interest in GSSW, partially offset by (iii) a decrease in net investment income, (iv) an increase in death benefits and (v) an increase in other operating expenses. These items and significant changes in individual income statement components are discussed in more detail below.

     Premiums and policy revenues. Premiums and policy revenues totaled $165.6 million in 1996 compared to $140.1 million in 1995. Excluding the effects of the Acquisitions, premiums and policy revenue decreased by $3.8 million from 1995 to 1996. Premiums and policy revenues from historical business decreased $2.8 million and $1.0 million, respectively, between 1996 and 1995. The decrease is primarily due to the company currently writing small amounts of new traditional life insurance products and, therefore, traditional life insurance premiums are decreasing as this amount of in-force business decreases. A portion of the decreasing policy revenues between 1996 and 1995 resulted from $0.4 million of non-recurring surrender charges realized in 1995 related to certain group life annuities.

     Collected premiums on interest sensitive and annuity products increased by $69.4 million from 1995 to 1996. This increase in collected premiums is not reflected in premiums and policy revenues because generally accepted accounting principles require that premiums collected on these types of products be treated as deposit liabilities rather than revenues.

     Net investment income. Net investment income increased $34.7 million to $186.7 million in 1996 from $152.0 million in 1995. Excluding the investment income resulting from the Acquisitions, investment income decreased $6.2 million, primarily attributable to (i) a decrease in income from the Company's equity subsidiaries and (ii) changes in expected prepayments on mortgage-backed securities.

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

     Management continually evaluates the expected prepayments of the mortgage-backed securities portfolio to more accurately reflect expected paydowns on the securities as market interest rates change. In 1996, interest rates increased, reducing the expected prepayment rate. In 1995, expected prepayments of the portfolio were accelerated as interest rates had declined. As a result of the changes in expected prepayments, amortization of premiums and accretion of discounts were accelerated in 1995, causing an increase in net investment income of $1.3 million in 1995. The decrease in investment income in 1996 resulting from the reduced expected prepayment rate was offset by discounts recognized upon the early repayment of certain of the Company's mortgage loans.



     Gain on disposition of partnership interest. In December 1996, the Company liquidated its 50% interest in GSSW in exchange for cash of $22.6 million and 100% interests in several real estate limited partnerships then owned by GSSW resulting in a gain of $15.8 million.

     Other income. Other income in 1996 and 1995 included $2.5 million and $1.2 million, respectively, of gains from the sales of blocks of accident and health business owned by the Company.

     Policyholder benefits. Policyholder benefits were $49.5 million higher in 1996 than in 1995 as a result of the Acquisitions. Excluding the effects of such Acquisitions, policyholder benefits increased $0.2 million from 1995 to 1996. The Company experienced an unusually high level of death benefits during the first half of 1996, including a small number of policies with very large face amounts which had offsetting benefit reserve releases. These releases, together with lower benefit reserve increases in 1996 resulting from the decreasing traditional premiums, partially offset the increasing policyholder benefits resulting from the increased death benefits.

     Amortization expense. Amortization expense increased $3.0 million in 1996 to $29.7 million, including an increase of $2.3 million related to the Acquisitions. Included in amortization expense is an adjustment to decrease deferred policy acquisition costs and the cost of business acquired assets of $3.2 million in 1996 and $4.0 million in 1995. These adjustments result from revisions made to the Company's estimate of future gross profits of its interest sensitive life and annuity policies. Under GAAP, deferred policy acquisitions costs and the cost of business acquired assets on interest-sensitive life products are amortized based on the estimated future gross profits of the related policies.

     Interest expense. Interest expense increased $1.7 million to $12.3 million in 1996 from $10.6 million in 1995. Average outstanding indebtness was $133.5 million with an average cost of 9.19% in 1996 compared to average outstanding indebtness of $116.5 million with an average cost of 9.10% in 1995. Average outstanding indebtedness was higher in 1996 than 1995 due to the issuance of $32.9 million of notes in connection with the Victory Life Acquisition in July 1995.

     Other operating expenses. Other operating expenses increased to $56.7 million in 1996 from $47.1 million in 1995. The increase in other operating expenses primarily resulted from increased expenses associated with servicing the policies related to the Acquisitions. Other operating expenses also increased in 1996 as a result of increased product development and marketing expenses, partly in connection with marketing alliances with Ohio Life and Fremont Life.

Financial Condition and Liquidity

     Liquidity. The liquidity needs of Americo, whose principal assets are investments in its insurance subsidiaries, are dependent upon receipt of sufficient funds from its subsidiaries. The cash requirements of Americo consist of debt service requirements on notes payable, amounts due FHC under Advisory and Data Processing Agreements with FHC and its own operating expenses. These cash requirements are met by payments of principal and interest on surplus debentures issued by United Fidelity and dividends from United Fidelity. Americo also receives payments under investment advisory and data processing agreements with the insurance subsidiaries which permit Americo to recover a portion of the amounts paid by it under similar agreements with FHC. On a stand-alone basis, at December 31, 1997, Americo had $12.5 million of cash and cash equivalents and marketable equity securities available for debt service and other corporate requirements.

     Americo has outstanding $100.0 million senior subordinated notes that it issued in 1993. These senior subordinated notes bear interest at 9.25% and mature in May 2005. The notes are redeemable at the option of Americo beginning in 1998. The redemption prices are in excess of par in 1998 and 1999.

     In connection with the acquisition of Victory Life in July 1995, Americo issued notes payable to the seller with face amounts aggregating $17 million and borrowed $21 million under a $70 million credit agreement with a syndicate of banks. Of the $17 million face amount of notes payable issued to the seller, $5 million mature in 2015 and the remaining $12 million mature in 24 equal semi-annual installments which began in 1995. The notes are carried at their discounted value, which assumes an average effective rate of 11.6%.

     Americo's credit agreement, which was last amended in February 1997, is a revolving credit facility until December 1999, at which time amounts then outstanding convert into a term loan repayable in six, equal semi-annual installments commencing July 1, 2000. Amounts outstanding under the credit facility bear interest at either a bank prime rate or 7/8% over LIBOR.



     At December 31, 1997, United Fidelity had four surplus debentures payable to Americo with an aggregate outstanding unpaid balance of $137.3 million. The terms of the surplus debentures have been established to provide for the payment of principal and interest to Americo in amounts sufficient to make payments on the Company's external debt obligations in accordance with their payment schedules. The surplus debentures and their payment schedules have been approved by the Texas Department of Insurance; therefore, each scheduled payment will not require the approval of the Texas Department of Insurance.

     The surplus debentures contain restrictions which prevent United Fidelity from making principal and interest payments if such payments reduce United Fidelity's statutory capital and surplus below an amount specified in the surplus debenture agreements. The most restrictive minimum surplus requirement contained in the surplus debentures is $37.5 million; United Fidelity's capital and surplus at December 31, 1997 was $97.7 million. Any future payment of principal or interest on such surplus debentures will be limited by the ability of the subsidiaries of United Fidelity to pay dividends to United Fidelity and may be further limited by United Fidelity's RBC requirements. See "Business:
Regulation". The Company does not believe that United Fidelity will have any difficulty in meeting its obligations under these surplus debentures in the foreseeable future.

     In order to meet its obligations under the surplus debentures, United Fidelity uses funds generated by its direct and assumed insurance operations and dividends from its insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions. The insurance holding company statutes in each of the states in which the Company's insurance subsidiaries are domiciled regulate payment of dividends by an insurance company to its parent. Generally, without the consent of the state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Additionally, an insurance company is required to notify the respective insurance department prior to the payment of ordinary dividends.

     The ability of life insurance subsidiaries to pay dividends also may be affected by reinsurance treaties. Under reinsurance treaties with an unrelated reinsurer, National Farmers Union is restricted from declaring dividends if adjusted surplus is less than $27.5 million. Adjusted surplus is defined in the treaties as statutory capital and surplus, plus AVR, less the admitted asset value of all affiliated investments. At December 31, 1997, National Farmers Union had adjusted surplus of $39.1 million.

     The principal sources of liquidity for the Company's insurance subsidiaries are premium receipts, net investment income received and net proceeds from investments that have been sold or matured or from mortgage loans that have been repaid. Cash flows from premiums received and investment income are generally sufficient to meet the subsidiaries' obligations, which consist of the payment of claims and benefits on insurance policies, purchases of investments and the payment of operating expenses. Although there is no intent to dispose of investments at this time, the Company's investments are substantially in readily marketable securities.

     The Company has structured its interest-sensitive life insurance and annuity products to include substantial surrender charges so as to reduce the probability of unexpected increases in policy or contract surrenders, which would create a need for increased liquidity. At December 31, 1997, approximately 72% of the reserves for interest-sensitive life insurance products were for policies with surrender charges or otherwise not subject to discretionary withdrawal by the policyholder.

     The Company believes that its investment portfolio will allow it to satisfy all existing contractual obligations to policyholders. At December 31, 1997, the Company's investment portfolio included cash and short-term investments totaling $36.9 million, marketable equity securities totaling $78.9 million as well as $359.7 million in U.S. Treasury and government securities, mortgage-backed securities and asset-backed securities and $401.4 million of corporate bonds classified as available for sale that management believes could be readily converted to cash.

     Financial condition. Stockholder's equity increased to $246.9 million at December 31, 1997 from $207.0 million at December 31, 1996. The increase was the result of net income of $22.1 million and an increase in net unrealized investment gains of $19.8 million, less a $2.0 million dividend to FHC. Net unrealized investment gains in 1997 were recorded due to an increase in the market value of both the Company's available for sale fixed maturity securities and its marketable equity securities. See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the components of the change in net unrealized investment gains.

     The changes occurring in the Company's consolidated balance sheet from December 31, 1996 to December 31, 1997 primarily reflect the normal operations of the Company's life insurance subsidiaries, the acquisition of Ohio State and Investors Guaranty, and the related reinsurance transactions discussed in Results of Operations. See Note 3 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of these transactions.

     Statutory capital and surplus of the Company's insurance subsidiaries at December 31, 1997 includes $20.0 million relating to financial reinsurance agreements which is not included in stockholder's equity on a GAAP basis.

     Financial reinsurance treaties between National Farmers Union and unrelated parties contain statutory minimum surplus requirements and require National Farmers Union to place securities in an escrow account ($80.3 million at December 31, 1997) to secure National Farmers Union's obligations to the third party reinsurer.

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

     In November 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities" (the Guide) which, among other things, provided entities with a one time opportunity to transfer some or all securities from held to maturity to available for sale. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category.

     The NAIC assigns securities quality ratings called "NAIC designations" that are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and S&P and Moody's ratings at December 31, 1997:

                                                  Equivalent                  Available      Total
            S&P                    Moody's           NAIC        Held to        for         Carrying
         Rating (1)               Rating (1)        Rating(1)  Maturity(2)      Sale (3)     Amount     Percentage
--       -----------         --   ----------      ---------    -----------    ----------    --------    ----------
                                                                                  (in thousands)
Investment grade:
AAA                                  Aaa               1         $ 346,546     $ 354,862    $   701,408     43.5%
AA                              Aa1,Aa2, Aa3           1            76,946        65,115        142,061      8.8
A                                A1, A2, A3            1           318,255       192,239        510,494     31.7
BBB                           Baa1, Baa2, Baa3         2           107,227       139,011        246,238     15.2
                                                                 ---------     ---------      ---------  -------
Subtotal                                                           848,974       751,227      1,600,201     99.2

Non-investment grade:
BB or below                     Ba1 or below         3, 4            2,849         9,857         12,706      0.8
                                                               ------------  -----------     ----------  -------

Total fixed maturity
  investments                                                    $ 851,823     $ 761,084     $1,612,907    100.0%
                                                                 =========     =========     ==========    =====

(1) The ratings set forth above are based on the ratings assigned by S&P and Moody's Investors Service, Inc. ("Moody's"). If S&P's ratings were unavailable, ratings assigned by Moody's were used. If ratings assigned S&P and Moody's were not equivalent, securities were categorized in this table based upon the rating assigned by S&P. Bonds not rated by S&P or Moody's are classified for the purpose of the table according to the rating assigned to them by the NAIC as follows: NAIC class 1 is included in the "A" rating; class 2 in "BBB" and class 3, "BB or below".

(2) Carrying amount is amortized cost. The market value of held to maturity securities as December 31, 1997 was $873.9 million.

(3) Carrying amounts market value. The amortized cost of available for sale securities at December 31, 1997 was $736.0 million.

     The Company continually reviews its non-investment grade debt securities (NAIC designations 3 through 6) for evidence of declines in value which are other than temporary. The Company does not anticipate any material increase in its investments in non-investment grade debt securities. At December 31, 1997, the Company's investment portfolio contained no securities which were in default as to principal or interest.

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

     At December 31, 1997, approximately $165.6 million in carrying value of the Company's investment portfolio consisted of mortgage loans, which were collateralized primarily by multi-family apartments, office buildings and retail properties located in 33 states. Approximately 41% of the portfolio was multi-family apartments, 20% was office buildings, 24% was retail space and 15% was other types of properties. At December 31, 1997, approximately 21% of the mortgage loan portfolio was secured by properties in Texas, and 22% in Missouri and 12% in Kansas. No more than 10% of the remaining portfolio was secured by properties in any one state.

     At December 31, 1997, 8.15% of the mortgage loan portfolio consisted of loans with balloon payments that mature before January 1, 1999. At December 31, 1997, mortgage loans delinquent by more than 90 days, as determined on a contract delinquency basis, totaled approximately $0.5 million, which constituted 0.3% of mortgage loans and was 0.02% of cash and invested assets. Loans foreclosed upon and transferred to real estate owned in the Company's consolidated balance sheet totaled $1.6 million, or less than 1% of total mortgage loans at December 31, 1997. The favorable default experience is principally attributed to the Company having been selective in the purchase of mortgages in connection with acquisitions of its life insurance subsidiaries. In light of the current market interest rate environment, the Company may experience prepayments on its mortgage loan portfolio, thus reducing its yield on such portfolio. The Company plans to continue applying its historical underwriting standards to future investments in mortgage loans.

     Real estate investments were only 1.3% of the carrying value of the Company's cash and invested assets at December 31, 1997.

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

     Subsequent Event. The Company has entered an agreement with an unrelated party to sell Investors Guaranty. The Company will continue to assume the risks associated with Investors Guaranty policies on a 70% quota share basis. The Company intends to reinsure these risks on an assumption basis in the future.

Effects of Accounting Pronouncements

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 129 does not establish new disclosure requirements, rather it codifies certain disclosure requirements contained in other statements previously issued. These statements are effective for financial statement periods ending after December 15, 1997. Adoption of these new accounting standards did not have an impact on the consolidated financial statements of the Company.

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

     In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments and a related asset for assessments which may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. Management has not determined the effects, if any, of adopting this SOP on the Company's consolidated financial statements.

Year 2000

     Many existing computer programs were designed and developed without regard to the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company is dependent on computer systems and applications to conduct its business. The Company's significant processing applications are maintained by an outsider vendor. Management and vendor representatives have developed a conversion plan to prepare the Company's systems for year 2000 compliance. The cost of testing and conversion of system applications is not expected to be material to the Company, because much of the conversion programming will be the responsibility of the outside vendor. Management believes that planned modifications to existing systems and conversions to new systems will be complete before year 2000 and that year 2000 issues will not pose a significant problem to the Company. The Company is initiating formal communications with its outside business partners to determine the extent to which they will be year 2000 compliant. Where practicable, the Company will assess and attempt to mitigate its risks with respect to such third parties. The Company is not able to estimate the effect, if any, on its results of operations from the failure of such parties to be year 2000 compliant.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements for the three years ended December 31, 1997 and the related report of independent accountants thereon are set forth at pages F-2 to F-28 hereof and are incorporated herein by reference. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors and Executive Officers are as follows:

                  Name                     Age                               Position

Michael A. Merriman                         40    Chairman of the Board

Gary L. Muller                              51    President, Chief Executive Officer and Director

Timothy S. Sotos                            49    Director

Mark K. Fallon                              43    Senior Vice President and Assistant Secretary-Investments

David F. Hill                               43    Senior Vice President and Chief Marketing Officer

Gary E. Jenkins                             40    Senior Vice President, Chief Financial Officer and Treasurer

Donna H. Kinnaird                           46    Senior Vice President, Chief Operating Officer-Kansas City

Robert B. Thomas, Jr                        51    Senior Vice President, Chief Operating Officer-Dallas

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

     Mark K. Fallon became Senior Vice President and Assistant Secretary Investments of Americo and all of the life subsidiaries on November 1, 1995.
Previously, he served as Vice President of Americo and all of the life subsidiaries since 1993. He was the Director of Investments of American General Corporation from July 1987 to April 1993.

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

     Donna H. Kinnaird is Senior Vice President and Chief Operating Officer - Kansas City of Americo and has been Senior Vice President of its insurance subsidiaries since August 1989. In 1994, she assumed the position of Chief Operating Officer of the Kansas City-based insurance companies. She served as Chief Financial Officer from 1989 to 1994.

     Robert B. Thomas, Jr. became Senior Vice President and Chief Operating Officer - Dallas of Americo, and certain of its insurance subsidiaries on June 30, 1997. He served as Chairman, President and Chief Executive Officer of United Fidelity Companies from February 1993 to February 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated Executive Officers of the Company for the three years ended December 31, 1997.

                                           Summary Compensation Table
                      Name and
                Principal Occupation                                  Annual Compensation           All Other
                                                         Year        Salary          Bonus      Compensation (1)

Gary L. Muller                                           1997       $ 462,000        $ 350,000     $    3,220
President, Chief Executive Officer and                   1996       $ 462,000        $ 350,000     $    3,203
  Director                                               1995       $ 462,000        $ 350,000     $    3,140

Michael A. Merriman                                      1997       $ 363,000               --     $    3,220
Chairman of the Board                                    1996       $ 363,000               --     $    3,203
                                                         1995       $ 363,000               --     $    3,186

Donna H. Kinnaird                                        1997       $ 200,000        $ 175,000     $    3,168
Senior Vice President and                                1996       $ 190,000        $ 175,000     $    3,203
  Chief Operating Officer-Kansas City                    1995       $ 190,000        $ 150,000     $    3,186

Gary E. Jenkins                                          1997       $ 200,000        $ 175,000     $    3,165
Senior Vice President,                                   1996       $ 175,000        $ 175,000     $    3,203
  Chief Financial Officer and Treasurer                  1995       $ 175,000        $ 150,000     $      186

David F. Hill                                            1997       $ 200,000        $ 175,000     $  103,308
Senior Vice President and                                1996       $ 100,000        $  75,000     $   31,000
  Chief Marketing Officer                                1995              --               --             --

------------------------------------------------------

(1) Includes amounts contributed by the Company for the benefit of the person identified under the Company's Saving Plan (as hereinafter defined) and Supplemental Accidental Death and Dismemberment coverage. Includes relocation and tax reimbursement in 1996 and 1997 for David F. Hill.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 10,000 shares of Common Stock outstanding at March 25, 1998 all of which were beneficially owned by FHC, whose principal executive offices are located at 300 West 11th Street, Kansas City, Missouri 64105 and whose phone number is (816) 391-2000. The Company has no other outstanding shares of capital stock.

     The following table sets forth certain information with respect to beneficial ownership by Directors and Executive Officers of Americo, named in
Item 11 "Summary Compensation Table" above, of FHC's Common Stock.


                                                                             Amount and Nature
                                                                               of Beneficial       Actual Percent
   Title of Class                 Names of Beneficial Owners                     Ownership           of Class
                                                                           ------------------     ---------------

Common Stock          Michael Merriman                                          112,000 (1)           29.8%
                      Gary L. Muller                                             52,500 (2)           14.0%
                      Timothy S. Sotos                                           49,800 (3)           13.3%
                      All directors and executive officers as a group           214,300               57.1%

-----------------------------

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

(2) During 1995, FHC paid Mr. Muller $234,944 for an option to acquire 17,301 of these shares at a per share price of $188.

(3) Includes (i) 40,500 shares owned by Marybeth Merriman Sotos and (ii) 9,300 shares held as Custodian for Maryelaine Sotos, Timothy J. Sotos and James P. Sotos, over which shares Timothy S. Sotos has sole voting and investment power.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with FHC

     Americo or one of its subsidiaries have the following agreements with FHC or its affiliates, none of which may be deemed the result of arm's length negotiations between independent parties.

     Advisory Agreement. The Company appointed FHC to act as investment advisor on a non-exclusive basis to the Company and its wholly-owned insurance subsidiaries pursuant to an advisory agreement between the Company and FHC ("Advisory Agreement"). Under the Advisory Agreement, FHC supervises and directs the composition of the investment portfolios of the Company and its insurance subsidiaries in accordance with their respective objectives and policies. For its services under the Advisory Agreement, FHC is paid in advance a quarterly fee based on the aggregate statutory book value of the investable assets of the Company and its subsidiaries as of the end of the prior fiscal quarter. Under this formula the fee paid for the year ended December 31, 1997 was $7.2 million. FHC also is entitled to receive reimbursement for certain commissions, brokerage and other expenses incurred by it in the performance of its duties. The Company recovers amounts paid to FHC under the Advisory Agreement from the insurance subsidiaries, subject to regulatory limitations. The Advisory Agreement provides that FHC shall not be liable for any losses except for those resulting from willful misfeasance, bad faith or gross negligence, or from reckless disregard by FHC of its duties.

     Data Processing Agreement. Pursuant to a data processing services agreement ("Data Processing Agreement") between FHC and the Company, FHC provides the Company and its insurance subsidiaries with record-keeping services for certain life insurance and annuity products. In providing these services, FHC utilizes contract personnel and computerized data processing systems. For its services, FHC is paid a fee of $15.61 for each policy serviced per year, subject to renegotiation and annual adjustments based on changes in the consumer price index. This amount generally represents FHC's cost of providing such services plus amortization of FHC's development costs. The aggregate fee paid for the year ended December 31, 1997 under the Data Processing Agreement was $11.8 million. FHC also is entitled to reimbursement for its reasonable out-of-pocket expenses incurred in performing the Data Processing Agreement. The Company is also a party to a separate data processing services agreement with its wholly-owned insurance subsidiaries wherein the subsidiaries agree to use such services and to pay for them pursuant to a separate data processing services agreement (the "Subsidiary Data Processing Agreement"). Under the Data Processing Agreement, Americo agrees to indemnify FHC against liabilities arising out of, among other matters, actions taken by FHC under the agreement in good faith and due diligence. Americo's subsidiaries made similar indemnification agreements with Americo under the Subsidiary Data Processing Agreement.

     Reimbursement of Expense Agreement. The Company and its subsidiaries have entered into a cost sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane leased by FHC. Under this agreement, each party pays the cost of any air transportation expenses which can be identified as incurred for its sole benefit and expenses which cannot be so identified are allocated based on utilization. Americo and its subsidiaries incurred approximately $0.7 million of expense under this agreement for the year ended December 31, 1997.

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

Other Transactions

     In connection with the Joint Venture, referred to under "Marketing and Distribution" contained in Item 1 herein, FHC and ASC each entered into separate services agreements with FAL, pursuant to which FHC and ASC provide certain administrative functions to FAL with respect to certain tax-qualified insurance and annuity products ("403(b) Business"). For these services, FAL pays a fixed fee (on a per policy basis) for all 403(b) Business existing at December 31, 1992 and a percentage fee (based on first year premiums) for all 403(b) Business written or reinsured by FAL after December 31, 1992. Generally, these percentage fees will increase by 4% annually. These service agreements each had an initial term of three years commencing July 30, 1993, and renew annually thereafter unless terminated by the parties. FAL paid $1,484,129 and $2,113,612 to FHC and ASC, respectively, under these service agreements during 1997. Each of FHC and ASC have agreed to indemnify FAL against all liabilities resulting from such servicer's gross negligence, fraudulent conduct or bad faith in the performance of its duties under the respective services agreement.

     FHC and certain of its life insurance and non-life insurance subsidiaries, including the Company, are parties to a tax sharing agreement under which (i) tax savings and tax detriments inure to the benefit or detriment, respectively, of the party contributing the expense or other item that reduces or increases, respectively, the consolidated group's taxes from what they would have been had each member filed separately, and (ii) losses arising from filing the consolidated return and rights to average income by carryforwards and carrybacks are equitably divided among the parties in the same manner that they benefited from savings caused by filing a consolidated return.

     One of the Company's insurance subsidiaries leases office space (and related parking facilities) in buildings owned by Broadway Square Partners, a general partnership in which one of the partners is SCOL, Inc. ("SCOL"), a Missouri corporation, owned by members of the Merriman family. The aggregate amount paid (including rentals and expense reimbursement) under the lease to Broadway Square Partners in 1997 was approximately $899,000. The terms of the lease are as favorable to the Company's subsidiary as those offered other unaffiliated tenants of the building.

     Subsidiaries of the Company paid an aggregate of approximately $312,000 in 1997 to Clinical Reference Laboratory, Inc., a Kansas corporation ("Clinical Laboratory"), which is 80% owned by the Merriman family and of which Timothy S. Sotos is Chairman of the Board. The amounts paid were for testing services performed for the Company's subsidiaries and were competitive with rates charged by Clinical Laboratory to similarly situated unaffiliated insurance companies for similar services.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules:

     Reference is made to the indexes set forth on pages F-1 and S-1 of this report.

     Financial statements of the Company's 50% owned subsidiaries have been omitted because the Company's proportionate share of the income from continuing operations before income taxes of such subsidiaries is less than 20% of consolidated income from continuing operations before income taxes, and the Company's investment in and advances to such subsidiaries is less than 20% of consolidated total assets of the Company.

     (b) Exhibits:

-------------------------------------------------------------------------


-------------------------------------------------------------------------
-------------------------------------------------------------------------

2.1(a)                            Stock Purchase  Agreement  dated March 3, 1995
                                  by and among Victory  Financial  Group,  Inc.,
                                  its  wholly-owned   subsidiary,   Kansas  Life
                                  Insurance    Company   and   the    Registrant
                                  (incorporated by reference from Exhibit 2.1 to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the quarter ended March 31, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.1(b)                            Letter  Agreement  dated July 10, 1995 among  Registrant  and  Victory  Financial
                                  Group,  Inc.  respecting  certain  provisions  of the  Stock  Purchase  Agreement
                                  (incorporated  by reference from Exhibit 2.1(b) to  Registrant's  Form 8-K report
                                  (File No. 33-64820) dated as of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.1(c)                            Pledge and Escrow  Agreement  dated July 10, 1995 among the  Registrant,  Victory
                                  Financial Group, Inc. and NationsBank of Texas,  N.A.  (incorporated by reference from Exhibit 2.1(c) to Registrant's  Form 8-K report (File No. 33-64820) dated as of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.1(d)                            Indemnity Agreement  Respecting Mortgages (and other matters) dated July 10, 1995 between Victory Financial Group,  Inc. and Registrant  (incorporated by reference from Exhibit 2.1(d) to Registrant's  Form 8-K report (File No. 33-64820) dated as of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.1(e)                            Letter  Agreement  dated  as of July  7,  1995
                                  among Registrant, The Victory Life Insurance
                                  Company and Victory Financial Group, Inc.
                                  regarding   estimated   federal   income   tax
                                  deposits   (incorporated   by  reference  from
                                  Exhibit 2.1(e) to Registrant's Form 8-K report
                                  (File  No.  33-64820)  dated  as of  July  10,
                                  1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.2                               Reinsurance, Transfer and Assumption Agreement
                                  dated as of July 5, 1995, between Kansas Life
                                  Insurance Company and National Farmers Union
                                  Life  Insurance   Company   (incorporated   by
                                  reference from Exhibit 2.2 to Registrant's
                                  Form 8-K report (File No. 33-64820) dated as
                                  of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.3(a)(1)                         Stock  Purchase  Agreement  dated  January 21, 1997 between  Great  Southern Life
                                  Insurance  Company  and Farmers  Group,  Inc.  (incorporated  by  reference  from
                                  Exhibit 2.3(a) to Registrant's  Form 10-K (File No.  33-64820) for the year ended
                                  December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.3(a)(2)                         Amendment No. 1 dated April 15, 1997 to Stock  Purchase  Agreement by and between
                                  Farmers Group,  Inc. and Great Southern Life Insurance  Company  (incorporated by reference from Exhibit 2.1(b) to Registrant's  Form 10-Q (File No.  33-64820) for
                                  the quarter ended March 31, 1997).
---------------- ---------------- ----------------------------------------------------------------------------------





---------------- ---------------- ----------------------------------------------------------------------------------

2.3(b)                            Automatic  Coinsurance  Reassurance Agreement entered into between The Ohio State
                                  Life Insurance  Company and Employers  Reassurance  Corporation  (incorporated by reference from Exhibit 2.3(b) to Registrant's  Form 10-K (File No.  33-64820) for
                                  the year ended December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.3(c)                            Automatic  Coinsurance  Reassurance  Agreement
                                  entered into between Investors Guaranty Life
                                  Insurance Company and Employers Reassurance
                                  Corporation (incorporated by reference from
                                  Exhibit 2.3(c) to Registrant's Form 10-K (File
                                  No. 33-64820) for the year ended December 31,
                                  1996).
---------------- ----------------
---------------- ----------------

2.3(d)                            Modified  Coinsurance  Retrocession  Agreement
                                  (Ohio  State  Life   Business)   entered  into
                                  between Great Southern Life Insurance  Company
                                  and    Employers    Reassurance    Corporation
                                  (incorporated by reference from Exhibit 2.3(d)
                                  to Registrant's  Form 10-K (File No. 33-64820)
                                  for the year ended December 31, 1996).
---------------- ----------------
---------------- ----------------

2.3(e)                            Modified  Coinsurance  Retrocession  Agreement
                                  (Investors   Guaranty  Life  Business)  to  be
                                  entered  into  between  Great   Southern  Life
                                  Insurance Company and Employers Reassurance
                                  Corporation (incorporated by reference from
                                  Exhibit 2.3(e) to Registrant's Form 10-K (File
                                  No. 33-64820) for the year ended December 31,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.3(f)                            Escrow  Agreement  (Ohio State  Life/Investors
                                  Guaranty Life  Business)  entered into between
                                  Great  Southern  Life  Insurance  Company  and
                                  Employers       Reinsurance        Corporation
                                  (incorporated by reference from Exhibit 2.3(f)
                                  to Registrant's  Form 10-K (File No. 33-64820)
                                  for the year ended December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.3(g)                            Investment  Management  Agreement (Ohio State Life Business) entered into between
                                  Americo  Life,  Inc.  and  Employers  Reassurance  Corporation  (incorporated  by reference from Exhibit 2.3(g) to Registrant's  Form 10-K (File No.  33-64820) for
                                  the year ended December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

2.3(h)                            Investment  Management  Agreement (Investors Guaranty Life Business) entered into between Americo Life, Inc. and Employers  Reassurance  Corporation  (incorporated by reference from Exhibit 2.3(h) to  Registrant's  Form 10-K (File No.  33-64820)
                                  for the year ended December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

3.1                               Restated Articles of Incorporation,  as amended, of the Registrant  (incorporated by reference from Exhibit 3.1 to Registrant's  Form S-4 (File No. 33-64820) filed
                                  June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

3.2                               Bylaws,   as   amended,   of  the   Registrant
                                  (incorporated by reference from Exhibit 3.2 to
                                  Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.1(a)                            Conformed  copy of Indenture,  dated as of May 25, 1993,  between  Registrant and
                                  Commerce Bank of Kansas City,  N.A., as trustee  (incorporated  by reference from
                                  Exhibit 4.1 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.1(b)                            Form of 9 1/4%  Senior  Subordinated  Note Due 2005  (included  in the  Indenture filed as Exhibit  4.1(a) hereto)  (incorporated  by reference from Exhibit 4.2 to
                                  Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------





---------------- ---------------- ----------------------------------------------------------------------------------

4.2(a)                            Credit  Agreement  dated  as of July  6,  1995
                                  between  Registrant  and The  Chase  Manhattan
                                  Bank as administrative  agent (incorporated by
                                  reference from Exhibit 4.1(a) to  Registrant's
                                  Form 8-K (File No. 33-64820) dated as of July
                                  10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.2(b)                            Security  Agreement  dated as of July 5, 1995  between  Registrant  and The Chase
                                  Manhattan Bank as  administrative  agent  (incorporated by reference from Exhibit
                                  4.1(b) to  Registrant's  Form 8-K report (File
                                  No. 33-64820) dated as of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.2(c)(1)                         Amended and  restated  credit  agreement  dated as of December  27, 1996  between
                                  Registrant and The Chase Manhattan Bank as administrative  agent (incorporated by reference from Exhibit 4.2(c) to Registrant's  Form 10-K (File No.  33-64820) for
                                  the year ended December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.2(c)(2)                         Amendment  No. 1 to the amended  and  restated
                                  credit  agreement  dated  as of  February  27,
                                  1997,  between  the  Registrant  and The Chase
                                  Manhattan   Bank   as   administrative   agent
                                  (incorporated by reference from Exhibit 4.2(d)
                                  to Registrant's  Form 10-K (File No. 33-64820)
                                  for the year ended December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.3(a)                            Form of Registrant's  $5,000,000 5 1/2% Senior
                                  Subordinated    Set-off    Note    due    2015
                                  (incorporated by reference from Exhibit 4.1(c)
                                  to  Registrant's  Form 8-K  report  (File  No.
                                  33-64820) dated as of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.3(b)                            Form of Registrant's $6,000,000, 6 1/2% Senior
                                  Subordinated Note (No. VNO-1) due 2010. (Two
                                  identical notes (No. VNO-1 and No. VNO-2) were
                                  originally issued on July 10, 1995. Pursuant
                                  to instruction 2 to Item 601 of Regulation
                                  S-K, only VNO-1 was filed.) (Incorporated by
                                  reference from Exhibit 4.1(d) to Registrant's
                                  Form 8-K report (File No. 33-64820) dated as
                                  of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.4                               Amended and  Restated  Surplus  Debenture  No.
                                  004, dated December 31, 1993, as amended, in
                                  the  amount  of  $57,760,000  made by United
                                  Fidelity  Life Insurance  Company  (successor
                                  by merger to FHC Life Insurance
                                  Company) to the Registrant (incorporated by
                                  reference from Exhibit 4.3 to Registrant's
                                  Form 10-Q (File No. 33-64820) for the quarter
                                  ended March 31, 1994).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.5                               Amended and Restated  Surplus  Debenture No. 005, dated December 31, 1993, in the amount of $26,000,000 made by United Fidelity Life Insurance  Company  (successor by merger to FHC Life  Insurance  Company)  to the  Registrant  (incorporated  by reference from Exhibit 4.4 to Registrant's  Form 10-Q (File No. 33-64820) for the
                                  quarter ended March 31, 1994).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.6                               Amended and  Restated  Surplus  Debenture  No. 006,  dated  December 1, 1995,  as amended,  in the amount of  $16,125,753  made by United  Fidelity Life  Insurance
                                  Company  to   Registrant   (incorporated   by  reference   from  Exhibit  4.6  to
                                  Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.7                               Surplus  Debenture No. 007 dated July 10, 1995, in the amount of $38,000,000 made by United  Fidelity Life  Insurance  Company to the Registrant  (incorporated  by reference from Exhibit 4.3 to  Registrant's  Form 8-K report (File No.  33-64820)
                                  dated as of July 10, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

4.8                               In accordance with Item  601(b)(4)(iii)(A)  of
                                  Regulation S-K, certain instruments respecting
                                  long  term  debt  of the  Registrant  and  its
                                  subsidiaries  have  been  omitted  but will be
                                  furnished to the Commission upon request.
---------------- ---------------- ----------------------------------------------------------------------------------





---------------- ---------------- ----------------------------------------------------------------------------------

10.1                              Senior  Officer  Accidental  Death  and  Dismemberment  Policy  (incorporated  by reference from Exhibit 10.1 to  Registrant's  Form S-4 (File No.  33-64820) filed
                                  June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.2(a)                           Tax  Sharing  Agreement  dated as of  December  1,  1994,  among the  Registrant,
                                  Financial  Holding  Corporation,  Cidat Aviation  Incorporated,  Assured  Leasing
                                  Corporation, Landmark Mortgage Company, First Consulting & Administration,  Inc.,
                                  Hanover  Financial  Corporation,  United  Fidelity Life  Insurance  Company,  PFS
                                  Holding  Company,   Premium  Finance   Specialists,   Inc.,   Premium   Financing
                                  Specialists  of  California  and  PFS  Financing  Corporation   (incorporated  by
                                  reference  from Exhibit 10.2 to  Registrant's  Form 10-K (File No.  33-64820) for
                                  the year ended December 31, 1994).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*10.2(b)                          Amendment, effective as of January 1, 1996, to
                                  Tax Sharing Agreement, adding the Victory Life
                                  Insurance Company as a party.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.3(a)                           Reimbursement   of  Expense   Agreement  dated
                                  January   1,  1993,   among  the   Registrant,
                                  Financial Holding Corporation, United Fidelity
                                  Life  Insurance  Company,   The  College  Life
                                  Insurance  Company of  America,  Loyalty  Life
                                  Insurance Company, National Farmers Union Life
                                  Insurance   Company,   Great   Southern   Life
                                  Insurance  Company,  PFS  Holding  Company and
                                  Premium    Financing     Specialists,     Inc.
                                  (incorporated  by reference  from Exhibit 10.5
                                  to Registrant's  Form S-4 (File No.  33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*10.3(b)                          Amendment    dated   August   29,   1997,   to
                                  Reimbursement  of Expense  Agreement  removing
                                  Loyalty Life Insurance Company as a party.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*10.3(c)                          Amendment dated October 1, 1997, to  Reimbursement  of Expense  Agreement  adding
                                  Americo  Services,  Inc. and The Ohio State Life Insurance Company as parties and removing Argus Health Systems, Inc. as a party.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.4(a)                           Cost Sharing  Agreement dated as of January 1,
                                  1993,  among the  Registrant,  United Fidelity
                                  Life  Insurance  Company,   The  College  Life
                                  Insurance   Company   of   America,    Premium
                                  Financing   Specialists,   Inc.,  PFS  Holding
                                  Company,    Financial    Assurance   Marketing
                                  Corporation,  Great  Southern  Life  Insurance
                                  Company,  Loyalty Life  Insurance  Company and
                                  National Farmers Union Life Insurance  Company
                                  (incorporated  by reference  from Exhibit 10.8
                                  to Registrant's  Form S-4 (File No.  33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*10.4(b)                          Amendment  dated  August  29,  1997,  to  Cost
                                  Sharing   Agreement,   removing  Loyalty  Life
                                  Insurance Company as a party.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*10.4(c)                          Amendment  dated  October 1,  1997,  to Cost  Sharing  Agreement  adding  Americo
                                  Services,  Inc. and The Ohio State Life Insurance Company as parties and removing
                                  PFS Holding Company and Premium Financing Specialists, Inc. as parties.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.5                              Data  Processing  Services  Agreement  dated as of January 1, 1993,  between  the
                                  Registrant  and Financial  Holding  Corporation  (incorporated  by reference from
                                  Exhibit 10.9 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.6(a)                           Subsidiary Data Processing  Services Agreement
                                  dated  as  of  January  1,  1993,   among  the
                                  Registrant, FHC Life Insurance Company, United
                                  Fidelity   Life   Insurance   Company,   Great
                                  Southern Life Insurance Company, The College
                                  Life Insurance Company of America, Loyalty
                                  Life Insurance Company and National Farmers
                                  Union Life Insurance Company (incorporated by
                                  reference from Exhibit 10.10 to Registrant's
                                  Form S-4 (File No. 33-64820) filed June 22,
                                  1993).
---------------- ---------------- ----------------------------------------------------------------------------------

---------------- ---------------- ----------------------------------------------------------------------------------

*10.6(b)                          Amendment dated August 29, 1997, to Subsidiary
                                  Data Processing Services Agreement removing
                                  Loyalty Life as a party.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*10.6(c)                          Amendment  dated  October  1,  1997,  to  Subsidiary  Data  Processing   Services
                                  Agreement  adding  Americo  Services,  Inc.  and The Ohio  State  Life  Insurance
                                  Company as parties.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.7(a)                           Advisory  Agreement  dated as of January  1, 1993,  between  the  Registrant  and
                                  Financial  Holding  Corporation  (incorporated by reference from Exhibit 10.11 to
                                  Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.7(b)                           First  Amendment to Advisory  Agreement  dated  September 17, 1993 by and between the Registrant and Financial Holding Corporation  (incorporated by reference from
                                  Exhibit  10.8(b) to  Registrant's  Form 10-Q (File No.  33-64820) for the quarter ended March 31, 1994).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.8                              Office  Building  Lease dated as of January 1, 1993,  between  Financial  Holding
                                  Corporation  and  United  Fidelity  Life  Insurance   Company   (incorporated  by
                                  reference from Exhibit 10.12 to Registrant's  Form S-4 (File No.  33-64820) filed
                                  June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.9                              Lease   Agreement  dated  February  24,  1988,
                                  between  Broadway  Square  partners and United
                                  Fidelity Life Insurance Company  (incorporated
                                  by   reference    from   Exhibit    10.13   to
                                  Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.10                             Lease dated November 1, 1990,  between United Fidelity Life Insurance Company and
                                  First  Consulting  &  Administration,  Inc., a  subsidiary  of Financial  Holding
                                  Corporation  (included as Exhibit A to Exhibit 10.11)  (incorporated by reference from Exhibit 10.14 to  Registrant's  Form S-4 (File No.  33-64820) filed June 22,
                                  1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.11                             Assignment  of Lease  dated as of April 1,  1993  between  United  Fidelity  Life
                                  Insurance   Company  and  Finance  Holding   Corporation   respecting  the  First
                                  Consulting &  Administration  Lease described in Exhibit 10.10  (incorporated  by reference from Exhibit 10.15 to Registrant's  Form S-4 (File No.  33-64820) filed
                                  June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*10.12                            Office  Lease  Agreement  dated  February  19, 1997,  between  Metropolitan  Life
                                  Insurance Company and Great Southern Life Insurance.
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.13(a)                          Stock  Purchase  Agreement  dated February 26,
                                  1993,  among  Financial  Holding  Corporation,
                                  United   Fidelity  Life   Insurance   Company,
                                  Financial Assurance Incorporated and Robert L.
                                  Myer  (incorporated  by reference from Exhibit
                                  10.17  to  Registrant's  Form  S-4  (File  No.
                                  33-64820) filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.13(b)                          First Amendment to Stock Purchase  Agreement dated June 24, 1993, among Financial
                                  Holding Corporation,  United Fidelity Life Insurance Company, Financial Assurance
                                  Incorporated and Robert L. Myer  (incorporated by reference from Exhibit 10.17(b)
                                  to Amendment No. 1. to  Registrant's  Form S-4 (File No.  33-64820)  filed August
                                  30, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.14(a)                          Stock  Purchase  Agreement  dated  February 26,  1993,  among  Financial  Holding
                                  Corporation,  Robert L. Myer and Annuity Service Corp. (incorporated by reference from Exhibit 10.18 to  Registrant's  Form S-4 (File No.  33-64820) filed June 22,
                                  1993).
---------------- ---------------- ----------------------------------------------------------------------------------





---------------- ---------------- ----------------------------------------------------------------------------------

10.14(b)                          First Amendment to Stock Purchase  Agreement  dated June 24, 1993,  among Annuity
                                  Service Corp.,  Financial  Holding  Corporation,  United  Fidelity Life Insurance
                                  Company and Robert L. Myer  (incorporated  by reference from Exhibit  10.18(b) to
                                  Amendment No. 1. to  Registrant's  Form S-4 (File No.  33-64820) filed August 30,
                                  1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.15                             Subscription   Agreement  dated  February  26,
                                  1993, among Financial Holding Corporation,
                                  Robert L. Myer, Annuity Service Corp. and
                                  United   Fidelity   Life   Insurance   Company
                                  (incorporated by reference from Exhibit 10.19
                                  to Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.16                             Shareholders'  Agreement  dated July 30, 1993,
                                  among College Insurance Group, Inc., Robert L.
                                  Myer, United Fidelity Life Insurance Company
                                  and     Financial     Holding      Corporation
                                  (incorporated by reference from Exhibit 10.20
                                  to Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.17(a)                          Services   Agreement   dated  July  30,  1993,
                                  between  Financial  Assurance  Life  Insurance
                                  Company    (formerly    Financial    Assurance
                                  Incorporated)     and    Financial     Holding
                                  Corporation  (incorporated  by reference  from
                                  Exhibit 10.21 to  Registrant's  Form S-4 (File
                                  No. 33-64820) filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.17(b)                          Services  Agreement  dated  July  30,  1993,  between  Financial  Assurance  Life
                                  Insurance  Company  (formerly  Financial  Assurance   Incorporated)  and  Annuity
                                  Service Corp.  (incorporated  by reference from Exhibit 10.21(b) to Amendment No.
                                  1. to Registrant's Form S-4 (File No. 33-64820) filed August 30, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.18                             Stock Transfer  Restriction  and Option  Agreement  dated June 30, 1989 among DST
                                  Systems,  Inc.,  Argus Health  Systems,  Inc. and Financial  Holding  Corporation
                                  (incorporated by reference from Exhibit 10.22 to Registrant's  Form S-4 (File No.
                                  33-64820) filed June 22, 1993).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.19                             Supplemental  Tax  Sharing   Agreements  dated
                                  December  31,  1993  among  Financial  Holding
                                  Corporation,   the   Registrant   and   United
                                  Fidelity Life Insurance Company  (incorporated
                                  by   reference    from   Exhibit    10.20   to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the Quarter Ended March 31, 1994).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(a)(1)                       Master  Agreement  dated as of July 31,  1995,
                                  among The Ohio Life Insurance Company, The
                                  Ohio   Casualty   Insurance    Company,    the
                                  Registrant  and Great  Southern Life Insurance
                                  Company   (incorporated   by  reference   from
                                  Exhibit 10.21 to Registrant's  Form 10-Q (File
                                  No. 33-64820) for the quarter ended June 30,
                                  1995).
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(a)(2)                       First Amendment to Master Agreement between The Ohio Life Insurance Company,  The
                                  Ohio Casualty  Insurance  Company and Great Southern Life Insurance Company dated as of October  2, 1995  (incorporated  by  reference  from  Exhibit  10.21(b)  to
                                  Registrant's  Form 10-Q (File No.  33-64820) for the quarter ended  September 30,
                                  1995).
---------------- ---------------- ----------------------------------------------------------------------------------
----------------- --------------- ----------------------------------------------------------------------------------

*10.20(a)(3)                      Second  Amendment to Master  Agreement  between The Ohio Life Insurance  Company,
                                  The Ohio Casualty  Insurance  Company and Great Southern Life  Insurance  Company
                                  dated as of November 17, 1997.
----------------- --------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(b)                          Assignment and Assumption  Agreement  between The Ohio Life Insurance Company and
                                  Great Southern Life Insurance  Company dated as of October 2, 1995  (incorporated by reference from Exhibit 10.21(c) to Registrant's  Form 10-Q (File No. 33-64820)
                                  for the quarter ended September 30, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------




---------------- ---------------- ----------------------------------------------------------------------------------

10.20(c)                          Escrow Agreement between Commerce Bank, N.A. of Kansas City, Missouri,  Employers
                                  Reassurance  Corporation  of  Overland  Park,  Kansas  and  Great  Southern  Life
                                  Insurance  Company dated as of October 2, 1995  (incorporated  by reference  from
                                  Exhibit  10.21(e) to Registrant's  Form 10-Q (File No.  33-64820) for the quarter ended September 30, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(d)                          Escrow Agreement between Commerce Bank, N.A. of Kansas City, Missouri,  Employers
                                  Reassurance  Corporation of Overland Park, Kansas and The Ohio Casualty Insurance
                                  Company   dated   as  of   October   2,   1995
                                  (incorporated   by   reference   from  Exhibit
                                  10.21(f) to Registrant's Form 10-Q (File No.
                                  33-64820) for the quarter ended  September 30,
                                  1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(e)                          Investment  Management Agreement between the Registrant and Employers Reassurance
                                  Corporation  of Overland Park,  Kansas dated as of October 2, 1995  (incorporated by reference from Exhibit 10.21(g) to Registrant's  Form 10-Q (File No. 33-64820)
                                  for the quarter ended September 30, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(f)                          Assumption  Reinsurance  Agreement  between The Ohio Life  Insurance  Company and
                                  Great Southern Life Insurance  Company dated as of October 2, 1995  (incorporated by reference from Exhibit 10.21(i) to Registrant's  Form 10-Q (File No. 33-64820)
                                  for the quarter ended September 30, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(g)(1)                       Reinsurance  Agreement  between Employers  Reassurance  Company of Overland Park,
                                  Kansas and The Ohio Life Insurance  Company,  effective January 1, 1995 (transfer date October 2, 1995) and  amendments  thereto  (incorporated  by reference  from
                                  Exhibit  10.21(k) to Registrant's  Form 10-Q (File No.  33-64820) for the quarter ended September 30, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
----------------- --------------- ----------------------------------------------------------------------------------

*10.20(g)(2)                      Amendment  No.  4 to the  Reinsurance  Agreement  between  Employers  Reassurance
                                  Company of Overland Park,  Kansas and The Ohio Life Insurance  Company  effective
                                  April 1, 1996.
----------------- --------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(h)                          Retrocession   Agreement  between  Great  Southern  Life  Insurance  Company  and
                                  Employers  Reassurance  Company of Overland Park,  Kansas,  effective  January 1,
                                  1995 and amendments  thereto  (incorporated by reference from Exhibit 10.21(l) to
                                  Registrant's  Form 10-Q (File No.  33-64820) for the quarter ended  September 30,
                                  1995).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.20(i)(1)                       Services  Agreement  between the Registrant,  The Ohio Life Insurance Company and
                                  The Ohio Casualty  Insurance Company dated as of October 2, 1995 (incorporated by reference from Exhibit  10.21(m) to  Registrant's  Form 10-Q (File No.  33-64820)
                                  for the quarter ended September 30, 1995).
---------------- ---------------- ----------------------------------------------------------------------------------
----------------- --------------- ----------------------------------------------------------------------------------

*10.20(i)(2)                      First  Amendment  to Services  Agreement  between the  Registrant,  The Ohio Life
                                  Insurance  Company and The Ohio Casualty  Insurance Company dated as of March 27,
                                  1997.
----------------- --------------- ----------------------------------------------------------------------------------
----------------- --------------- ----------------------------------------------------------------------------------

*10.20(i)(3)                      Amendment  to Services  Agreement  between the
                                  Registrant, The Ohio Life Insurance Company
                                  and The Ohio Casualty Insurance Company dated
                                  as of November 17, 1997.
----------------- --------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(a)                          Master Agreement dated February 26, 1996 among
                                  Fremont  Life   Insurance   Company,   Fremont
                                  General   Corp.,   the  Registrant  and  Great
                                  Southern Life Insurance Company  (incorporated
                                  by reference  from Exhibit 10 to  Registrant's
                                  Form 10-Q (File No.  33-64820) for the quarter
                                  ended March 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------
10.21(b)                          First  Amendment to Master  Agreement dated as
                                  of July 1, 1996, among Fremont Life Insurance
                                  Company, Fremont General Corp., Registrant and
                                  Great   Southern   Life   Insurance    Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(b)  to  Registrant's  Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(c)                          Letter  Agreement  dated  as of July 1,  1996,
                                  among  Fremont  General  Corp.,  Fremont  Life
                                  Insurance   Company,   Registrant   and  Great
                                  Southern Life Insurance Company  (incorporated
                                  by   reference   from   Exhibit   10.1(c)   to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the quarter ended June 30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------




---------------- ---------------- ----------------------------------------------------------------------------------

10.21(d)                          Services  Agreement  dated as of July 1, 1996,
                                  between  Registrant and Fremont Life Insurance
                                  Company   (incorporated   by  reference   from
                                  Exhibit  10.1(d)  to  Registrant's  Form  10-Q
                                  (File No. 33-64820) for the quarter ended June
                                  30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(e)                          Assumption    Reinsurance    and   Coinsurance
                                  Agreement (Universal Life) dated as of July 1,
                                  1996, between Fremont Life Insurance Company
                                  and Great Southern Life Insurance Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(e) to Registrant's Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(f)                          Assumption    Reinsurance    and   Coinsurance
                                  Agreement (Annuities) dated as of July 1,
                                  1996, between Fremont Life Insurance Company
                                  and Great Southern Life Insurance Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(f) to Registrant's Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(g)                          Assignment and Assumption  Agreement  dated as of July 1, 1996,  between  Fremont
                                  Life Insurance  Company and Great Southern Life Insurance  Company  (incorporated by reference from Exhibit 10.1(g) to Registrant's  Form 10-Q (File No.  33-64820)
                                  for the quarter ended June 30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(h)                          Automatic     Coinsurance    Universal    Life
                                  Reinsurance Agreement dated as of December 31,
                                  1995,  between Fremont Life Insurance  Company
                                  and    Employers    Reassurance    Corporation
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(h)  to  Registrant's  Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(i)                          Amendment  No.  1  to  the  Automatic   Coinsurance  Universal  Life  Reinsurance
                                  Agreement  dated  as  of  December  31,  1995,   between  Employers   Reassurance
                                  Corporation and Fremont Life Insurance  Company  (incorporated  by reference from
                                  Exhibit  10.1(i) to  Registrant's  Form 10-Q (File No.  33-64820) for the quarter ended June 30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(j)                          Automatic   Coinsurance   Annuity  Reinsurance
                                  Agreement dated as of January 1, 1996, between
                                  Employers Reassurance Corporation and Fremont
                                  Life  Insurance   Company   (incorporated   by
                                  reference from Exhibit 10.1(j) to Registrant's
                                  Form 10-Q (File No. 33-64820) for the quarter
                                  ended June 30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(k)                          Amendment No. 1 to the  Automatic  Coinsurance
                                  Annuity Reinsurance Agreement dated as of
                                  January 1, 1996, between Employers Reassurance
                                  Corporation and Fremont Life Insurance Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(k) to Registrant's Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------





---------------- ---------------- ----------------------------------------------------------------------------------

10.21(l)                          Escrow  Agreement  dated  as of July 1,  1996,  among  Commerce  Bank,  Employers
                                  Reassurance  Corporation and Great Southern Life Insurance Company  (incorporated by reference from Exhibit 10.1(l) to Registrant's  Form 10-Q (File No.  33-64820)
                                  for the quarter ended June 30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(m)                          Modified   Coinsurance  Annuity   Retrocession
                                  Agreement dated as of January 1, 1996, between
                                  Employers  Reassurance  Corporation  and Great
                                  Southern Life Insurance Company  (incorporated
                                  by   reference   from   Exhibit   10.1(m)   to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the quarter ended June 30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(n)                          Modified Coinsurance  Universal Life and Annuity Retrocession  Agreement dated as of  December  31,  1995,  between  Employers  Reassurance  Corporation  and Great
                                  Southern Life Insurance  Company  (incorporated by reference from Exhibit 10.1(n)
                                  to  Registrant's  Form 10-Q (File No.  33-64820)  for the quarter  ended June 30,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.21(o)                          Amendment No. 1 to the Investment  Management  Agreement dated as of December 31,
                                  1995, between Registrant and Employers Reassurance  Corporation  (incorporated by reference from Exhibit 10.1(o) to Registrant's  Form 10-Q (File No. 33-64820) for
                                  the quarter ended June 30, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.22(a)                          Agreement to Redeem  Partnership  Interest  among Great  Southern Life  Insurance
                                  Company, GSSW Limited Partnership,  BGFRTS, L.C., and Southwestern Life Insurance
                                  Company dated December 30, 1996  (incorporated by reference from Exhibit 10.22(a)
                                  to  Registrant's  Form 10-K (File No.  33-64820) for the year ended  December 31,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.22(b)                          Agreement   Regarding   Purchase,   Sale,  and
                                  Assignment of Membership Interest among Great
                                  Southern Life Insurance Company, Southwestern
                                  Financial    Services     Corporation,     and
                                  Southwestern   Life  Insurance  Company  dated
                                  December 30, 1996  (incorporated  by reference
                                  from  Exhibit  10.22(b) to  Registrant's  Form
                                  10-K (File No. 33-64820) for the year ended
                                  December 31, 1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

10.22(c)                          Agreement   Regarding  Purchase  and  Sale  of
                                  General  Partner   Interests  between  Americo
                                  Services, Inc. and GSSW -- REO Ownership
                                  Corporation    dated    December    30,   1996
                                  (incorporated   by   reference   from  Exhibit
                                  10.22(c) to Registrant's Form 10-K (File No.
                                  33-64820)  for the  year  ended  December  31,
                                  1996).
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*21.                              Subsidiaries of the Registrant
---------------- ---------------- ----------------------------------------------------------------------------------
---------------- ---------------- ----------------------------------------------------------------------------------

*27.                              Financial Data Schedule
---------------- ---------------- ----------------------------------------------------------------------------------
----------------------------

         (c)   Reports on Form 8-K.

              There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City and the State of Missouri, on the 31st day of March, 1998.


                               AMERICO LIFE, INC.


             By:                     /s/ Gary L. Muller
                -----------------------------------------------------
                Name:  Gary L. Muller
                Title:  President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                                         Title                                  Date


              /s/ Michael A. Merriman                    Chairman of the Board of               March 31, 1998
-----------------------------------------------------    Directors
                Michael A. Merriman


                 /s/ Gary L. Muller                      President, Chief Executive             March 31, 1998
-----------------------------------------------------    Officer and Director
                Gary L. Muller


                /s/ Gary E. Jenkins                      Senior Vice President, Chief           March 31, 1998
-----------------------------------------------------    Financial Officer and Treasurer
                   Gary E.Jenkins                       (Principal Financial Officer and
                                                         Principal Accounting Officer)



                       AMERICO LIFE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
Audited Financial Statements for the Three Years Ended December 31, 1997:


  Report of Independent Accountants                                                                           F-2

  Consolidated Balance Sheet at December 31, 1997 and 1996                                                    F-3

  Consolidated Statement of Income for the Years Ended December 31, 1997, 1996 and 1995                       F-4

  Consolidated Statement of Stockholder's Equity for the Years Ended December 31, 1997, 1996 and 1995         F-5

  Consolidated Statement of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995                   F-6

  Notes to Consolidated Financial Statements                                                                  F-8

                        Report of Independent Accountants


To the Board of Directors and
Stockholder of Americo Life, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all materials respects, the financial position of Americo Life, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan an perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Kansas City, Missouri
March 27, 1998

                       Americo Life, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                             (Dollars in thousands)
                           December 31, 1997 and 1996

                                                                                             1997          1996
                                                                                             ----          ----
                                        Assets
Investments:
   Fixed Maturities:
     Held to maturity, at amortized cost (market: $873,935 and $847,832)                  $  851,823     $  857,451
     Available for sale, at market (amortized cost: $735,955 and $671,792)                   761,084        670,274
   Equity securities, at market (cost: $50,837 and $33,341)                                   78,949         48,262
   Investment in equity subsidiaries                                                          21,670         18,078
   Mortgage loans on real estate, net                                                        165,630        184,326
   Investment real estate, net                                                                27,630         22,417
   Policy loans                                                                              200,137        204,607
   Other invested assets                                                                      18,890         13,437
                                                                                         -----------    -----------

     Total investments                                                                     2,125,813      2,018,852

Cash and cash equivalents                                                                     36,859         96,069
Accrued investment income                                                                     27,620         25,287
Amounts receivable from reinsurers                                                         1,429,679        314,023
Other receivables                                                                             23,875         13,969
Deferred policy acquisition costs                                                             64,622         72,438
Cost of business acquired                                                                    300,180        200,710
Other assets                                                                                  29,370        28,235
                                                                                         ------------  ------------
     Total assets                                                                         $4,038,018     $2,769,583
                                                                                          ==========     ==========

                         Liabilities and Stockholder's Equity
Policyholder account balances                                                             $2,486,436     $1,466,959
Reserves for future policy benefits                                                          881,583        681,545
Unearned policy revenues                                                                      12,845         32,128
Policy and contract claims                                                                    36,570         30,959
Other policyholder funds                                                                      75,960         81,442
Notes payable                                                                                132,884        133,312
Amounts payable to reinsurers                                                                 12,200          6,221
Federal income taxes payable                                                                     164            --
Deferred income taxes                                                                         58,126         43,195
Due to broker                                                                                 31,836         50,013
Amounts due to affiliates                                                                      3,137          2,168
Other liabilities                                                                             59,415         34,619
                                                                                         -----------    -----------

     Total liabilities                                                                     3,791,156      2,562,561

Stockholder's equity:
   Common stock ($1 par value,  30,000 shares  authorized,  10,000 shares issued
     and outstanding)                                                                             10             10
   Additional paid-in capital                                                                  3,745          3,745
   Net unrealized investment gains                                                            56,973         37,189
   Retained earnings                                                                         186,134        166,078
                                                                                         -----------    -----------

     Total stockholder's equity                                                              246,862        207,022
                                                                                         -----------    -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                                           $4,038,018     $2,769,583
                                                                                          ==========     ==========

                See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                                      Consolidated Statement of Income
                             (Dollars in thousands, except per share amounts)
                         For the Years Ended December 31, 1997, 1996 and 1995


                                                                               1997          1996          1995
                                                                               ----          ----          ----

Income
   Premiums and policy revenues                                               $203,729      $165,602       $140,130
   Net investment income                                                       219,267       186,725        152,047
   Net realized investment gains (losses)                                        2,950          (120)          (282)
   Gain on disposition of partnership interest                                      --        15,825             --
   Other income                                                                 12,331         3,567          2,168
                                                                           -----------   ------------  ------------
     Total income                                                              438,277       371,599        294,063
                                                                            ----------    ----------     ----------

Benefits and expenses
   Policyholder benefits:
     Death benefits                                                            116,196        91,996         73,346
     Interest credited on universal life and annuity products                  109,392        84,495         59,794
     Other policyholder benefits                                                55,790        57,088         41,828
     Change in reserves for future policy benefits                             (18,438)      (14,920)        (5,806)
   Commissions                                                                  11,230        13,473          9,662
   Amortization expense                                                         43,694        29,714         26,666
   Interest expense                                                             12,089        12,263         10,593
   Other operating expenses                                                     77,038        56,703         47,124
                                                                           -----------   -----------    -----------
     Total benefits and expenses                                               406,991       330,812        263,207
                                                                            ----------    ----------     ----------

     Income before provision for income taxes                                   31,286        40,787         30,856

Provision for income taxes                                                        9,230       13,513         11,126
                                                                           ------------   ----------    -----------
     Net income                                                             $   22,056    $   27,274     $   19,730
                                                                            ==========    ==========     ==========

Net income per common share                                                  $2,205.60     $2,727.40      $1,973.00
                                                                             =========     =========      =========

                 See accompanying notes to consolidated financial statements

                                 Americo Life, Inc. and Subsidiaries

                             Consolidated Statement of Stockholder's Equity
                                            (Dollars in thousands)
                         For the Years Ended December 31, 1997, 1996 and 1995


                                                                               1997          1996          1995
                                                                               ----          ----          ----

Common stock
   Balance at beginning and end of year                                    $         10  $        10   $        10
                                                                           ------------  -----------   -----------

Additional paid-in capital
   Balance at beginning and end of year                                          3,745         3,745         3,745
                                                                           -----------   -----------   -----------

Net unrealized investment gains
   Balance at beginning of year                                                 37,189        46,204        23,167
   Change during year                                                           19,784        (9,015)       23,037
                                                                           -----------   ------------  -----------
   Balance at end of year                                                       56,973         37,189       46,204
                                                                           -----------   ------------  -----------

Retained earnings
   Balance at beginning of year                                                166,078      140,804        123,074
   Net income                                                                   22,056       27,274         19,730
   Dividends                                                                    (2,000)      (2,000)        (2,000)
                                                                           -----------   -----------   -----------
   Balance at end of year                                                      186,134      166,078        140,804
                                                                            ----------    ---------     ----------
     Total stockholder's equity                                              $ 246,862    $ 207,022      $ 190,763
                                                                             =========    =========      =========

                   See accompanying notes to consolidated financial statements

                          Americo Life, Inc. and Subsidiaries

                          Consolidated Statement of Cash Flows
                                 (Dollars in thousands)
                   For the Years Ended December 31, 1997, 1996 and 1995

                                                                               1997          1996          1995
                                                                               ----          ----          ----
Cash flows from operating activities
Net income                                                                 $   22,056     $   27,274   $     19,730
                                                                           ----------     ----------   ------------
Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                               47,305         30,103        28,850
   Deferred policy acquisition costs                                          (34,220)       (19,337)      (18,565)
   Undistributed earnings of equity subsidiaries                               (3,622)        (5,458)      (10,103)
   Distributed earnings of equity subsidiaries                                     --         14,000            --
   Amortization of unrealized investment gains                                 (6,973)        (6,059)       (6,774)
   (Increase) decrease in assets net of effects from business acquisitions:
     Accrued investment income                                                   (797)        (1,398)         (180)
     Other invested assets                                                         --         (1,596)           78
     Amounts receivable from reinsurers                                      (162,334)       (54,942)      (28,852)
     Amount received from reinsurance transaction                                  --            --         20,854
     Other receivables                                                         (9,824)        (2,527)       (1,417)
     Other assets, net of amortization                                         10,462         (2,274)       (2,274)
   Increase (decrease) in liabilities net of effects from business acquisitions:
     Reserves for future policy benefits and unearned policy revenues             371         (7,489)      (11,524)
     Policyholder account balances                                             72,899         10,573       (11,106)
     Policy and contract claims                                                (2,258)         7,654        (5,460)
     Other policyholder funds                                                  (5,482)       (11,265)       (1,091)
     Amounts payable to reinsurers                                             (2,053)        (6,734)        2,039
     Federal income taxes payable                                                 164            --         (4,330)
     Provision for deferred income taxes                                        4,281          5,576        (3,546)
     Other liabilities                                                          7,207         (5,775)          314
     Amounts due to/due from affiliates                                        (4,100)        10,739        (8,928)
   Net realized (gains) losses on investments                                  (2,950)           120           282
   Gain on disposition of partnership interest                                     --        (15,825)           --
   Gain on sale of subsidiary                                                  (4,848)           --             --
   Amortization on bonds and mortgage loans                                     1,722          2,244           649
   Other changes                                                                (4,568)       (4,470)       (2,065)
                                                                           -----------   -----------   -----------
   Total adjustments                                                          (99,618)       (64,140)      (63,149)
                                                                           ----------     ----------    ----------
       Net cash used by operating activities                                  (77,562)       (36,866)      (43,419)
                                                                           ----------     ----------    ----------


                                                                                                        (Continued)

                  See accompanying notes to consolidated financial statements

                           Americo Life, Inc. and Subsidiaries

                                    (Dollars in thousands)
                    For the Years Ended December 31, 1997, 1996 and 1995

                                                                               1997          1996          1995
                                                                               ----          ----          ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $ (421,408)    $ (304,743)  $ (463,723)
   Purchases of equity securities                                              (67,815)       (24,072)          --
   Purchases of other investments                                              (21,944)            (6)     (38,760)
   Mortgage loans originated                                                   (24,777)        (1,323)     (25,730)
   Maturities or redemptions of fixed maturity investments                      89,206         45,791      135,402
   Sales of fixed maturity investments:
     Held to maturity                                                               --             --        5,915
     Available for sale                                                        380,251        190,368      233,425
   Sales of equity securities                                                  173,455             --           --
   Sales of other investments                                                   13,257         19,738       17,826
   Sale of subsidiary, net of cash sold                                         10,911            --            --
   Redemption of partnership interest                                               --         22,440           --
   Payment for subsidiary acquired, net of cash acquired                      (248,581)            --      (22,966)
   Repayments from mortgage loans                                               45,287         40,401       24,203
   Change in due to broker                                                     (18,662)         5,014       44,998
   Acquisition of equity subsidiary                                                 --         (4,550)          --
   Change in policy loans                                                        4,470          6,459          680
                                                                           ------------  ------------   ----------
       Net cash used by investing activities                                   (86,350)        (4,483)     (88,730)
                                                                           -----------    -----------   ----------

Cash flows from financing activities
   Notes payable issued                                                             --             --       21,000
   Repayments of notes payable                                                    (542)          (545)        (285)
   Debt issue cost paid                                                             --             --         (737)
   Receipts credited to policyholder account balances                          192,648        176,845      164,386
   Return of policyholder account balances                                     (85,404)       (95,878)    (101,985)
   Dividends paid                                                               (2,000)        (2,000)      (2,000)
                                                                            ----------     ----------  -----------

     Net cash provided by financing activities                                 104,702         78,422       80,379
                                                                            ----------     ----------   ----------
Net increase (decrease) in cash and cash equivalents                           (59,210)        37,073      (51,770)
Cash and cash equivalents at beginning of year                                  96,069         58,996      110,766
                                                                           -----------     ----------   ----------
Cash and cash equivalents at end of year                                    $   36,859      $  96,069   $   58,996
                                                                            ==========      =========   ==========

Supplemental disclosures of cash flow information Cash paid during year for:
Interest                                                                    $   12,095     $   12,280   $   10,432
Income taxes                                                                     4,789          5,226       14,037

Supplemental schedule of non-cash investing and financing activities
 Acquisition of subsidiaries:
     Fair value of assets acquired, net of cash acquired                    $  948,724   $        --   $  285,870
     Liabilities                                                              (700,143)           --     (251,002)
     Notes payable issued to seller                                                 --            --      (11,902)
                                                                           ------------- ------------  -----------

     Payment for subsidiaries acquired, net of cash acquired                $  248,581   $        --   $    22,966
                                                                            ==========   ===========   ===========

               See accompanying notes to consolidated financial statements

                           Americo Life, Inc. and Subsidiaries

                      Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

     Americo Life, Inc. ("the Company") is a holding company for the following stock life insurance companies, all of which are 100% owned: United Fidelity Life Insurance Company ("United Fidelity"), Great Southern Life Insurance Company ("Great Southern"), The Victory Life Insurance Company ("Victory"), The College Life Insurance Company of America ("College Life"), National Farmers Union Life Insurance Company ("National Farmers"), The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("Investors Guaranty"), collectively referred to as the Insurance Companies. In August 1997, the Company sold Loyalty Life Insurance Company ("Loyalty Life") to an unrelated party. United Fidelity owns 50% of College Insurance Group, Inc., a holding company which owns 100% of both Financial Assurance Life Insurance Company ("Financial Assurance"), a stock life insurance company, and Annuity Service Corp. The Company also has a 50% interest in Argus Health Systems, Inc.
("Argus"), which processes prescription drug claims. In December 1996, the Company acquired a 50% interest in Hereford LLP, which owns and manages the building leased by Argus. Also, in December 1996, Great Southern disposed of its interest in GSSW Limited Partnership ("GSSW"), a real estate holding company. The Company is a wholly-owned subsidiary of Financial Holding Corporation ("FHC").

     All of the Insurance Companies except Victory, Ohio State and Investors Guaranty are domiciled in Texas. Victory, Ohio State and Investors Guaranty are domiciled in Kansas, Ohio and California, respectively. One or more of the Insurance Companies is licensed in the District of Columbia and all states except New York. The above companies comprise an Insurance Company Holding Group as defined by the laws of the State of Texas, Ohio and California and are bound by certain regulations thereof in the conduct of their business.

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

                        Americo Life, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Continued)


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

     In January 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 establishes new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as pledge of collateral. The implementation of portions of this statement with respect to accounting for pledged collateral, repurchase agreements and similar transactions was deferred for one year by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of the FASB Statement No. 125" issued in December 1996. Implementation of these new accounting standards did not have a material impact on the consolidated financial statements of the Company.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 129 does not establish new disclosure requirements, rather it codifies certain disclosure requirements contained in other statements previously issued. Adoption of these new accounting standards did not have an impact on the consolidated financial statements of the Company.

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

Cash equivalents

     The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

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

     Retrospective adjustment of these amounts are made annually upon the revision of estimates of current or future gross profits on universal life-type and annuity products to be realized from a group of policies. Recoverability of deferred policy acquisition costs and the cost of business acquired is evaluated annually by comparing the current estimate of future profits to the unamortized asset balances. The revision of estimates of future gross profits increased (decreased) income related to deferred policy acquisition costs before provision for income taxes by ($4,131), $1,446 and $(1,524) for the years ended December 31, 1997, 1996 and 1995, respectively. The revision of estimates of future gross profits increased (decreased) income related to the cost of business acquired before provision for income taxes by $1,617, $(4,673) and $(2,515) for the years ended December 31, 1997, 1996 and 1995, respectively.

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

Universal life-type and annuity products

     Policyholder account balances of universal life-type, interest-sensitive and annuity products represent accumulated contract values, without reduction for potential surrender charges and deferred front-end contract charges which are amortized over the term of the policies. Revenue for universal life-type and other interest-sensitive products are principally comprised of insurance and policy administration fees and surrender charges, as well as amortization of deferred front-end contract charges. Benefits and claims are charged to expense in the period incurred, net of related accumulated contract values released. Interest on accumulated contract values is credited to contracts as earned. Crediting rates for universal life-type and annuity products ranged from 3.0% to 7.0% at December 31, 1997.

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

Reinsurance

     Premiums and expenses include amounts related to reinsurance assumed and are stated net of amounts ceded. Reinsurance receivables and prepaid reinsurance premiums are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

Participating policies

     Participating life insurance policies represent approximately 1.7%, 2.9% and 4.5% of the ordinary life insurance in force at December 31, 1997, 1996 and 1995, respectively. Premium income related to participating life insurance policies represents 3.3%, 4.4% and 6.5% of premiums and policy revenues for the years 1997, 1996 and 1995, respectively. The dividends paid and accrued are calculated in accordance with the terms of the individual policy provisions and the dividend schedule as reviewed and approved annually by the Board of Directors.

Property and equipment

     Company-occupied property, data processing equipment and furniture and office equipment, included in other assets, are stated at cost less accumulated depreciation of $10,036, and $7,213 at December 31, 1997 and 1996, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $3,436, $3,051 and $1,957 for the years ended December 31, 1997, 1996 and 1995, respectively.

Income taxes

     Provision for income taxes includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income for the period in which the change is enacted.

Net income per common share

     Net income per common share is calculated by dividing the appropriate income item by the average number of shares of common stock outstanding during the period. There were no common share equivalents outstanding during 1997, 1996 or 1995.

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

     Other invested assets: The fair value of the note receivable from PFS Holding Company ("PFSH"), a wholly-owned subsidiary of FHC, is estimated by discounting future cash flows at current market rates.

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

     The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                               1997                               1996
                                                  -------------------------------    -------------------------------

                                                     Carrying          Fair             Carrying          Fair
                                                      Amount          Value              Amount          Value
Financial assets:
   Fixed maturities held to maturity                $  851,823       $  873,935        $  857,451      $  847,832
   Fixed maturities available for sale                 761,084          761,084           670,274         670,274
   Equity securities                                    78,949           78,949            48,262          48,262
   Mortgage loans                                      165,630          166,634           184,326         183,328
   Policy loans                                        200,137          200,137           204,607         204,607
   Other invested assets                                10,000           10,032            10,000           9,681
   Cash and cash equivalents                            36,859           36,859            96,069          96,069
Financial liabilities:
   Annuities                                         1,072,062        1,039,463           527,324         508,882
   Notes payable                                       132,884          137,794           133,312         132,812

3.    Changes in Subsidiaries

     On April 15, 1997, the Company acquired all of the outstanding common stock of Ohio State and Investors Guaranty from Farmers Group, Inc. pursuant to a stock purchase agreement dated January 21, 1997. The purchase price was $345,387. The acquisition of Ohio State and Investors Guaranty was accounted for using the purchase method of accounting. The operating results of Ohio State and Investors Guaranty after the date of acquisition are included in the Company's statement of income.

     The assets acquired and liabilities assumed related to the acquisition of Ohio State and Investors Guaranty were as follows:

Assets acquired:
         Fixed maturities                                                                  $    623,790
         Equity securities                                                                      123,418
         Cash and cash equivalents                                                               90,219
         Cost of business acquired                                                              141,919
         Other assets                                                                            59,597
                                                                                          -------------
                                                                                            $ 1,038,943
Liabilities assumed:
         Policyholder account balances                                                     $    521,355
         Reserves for future policy benefits                                                    153,482
         Other liabilities                                                                       18,719
                                                                                         --------------
                                                                                           $    693,556

     On April 16, 1997, Ohio State and Investors Guaranty entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to an unaffiliated insurance company (the "Reinsurer") in exchange for a ceding commission of approximately $146,000. On the same day, the Reinsurer and the Company entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to the Company. The reinsurance agreements have the net effect of transferring 30% of the profits on the Ohio State and Investors Guaranty policies to the Reinsurer. Under the coinsurance treaty, the assets supporting the insurance liabilities are retained by the Reinsurer in an escrow account for the benefit and protection of the Company. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission.

     Ohio State and Investors Guaranty transferred bonds and policy loans to the Reinsurer equal to the statutory reserves liabilities less the ceding commission. The policy liabilities remain the direct liabilities of Ohio State and Investors Guaranty and therefore remain on the Company's consolidated balance sheet. The assets retained by the Reinsurer are included on the Company's consolidated balance sheet as a receivable from the Reinsurer. The cost of business acquired asset related to the acquired business has been reduced to reflect the net 30% coinsurance.

     The acquisition of Ohio State and Investors was funded by internal funds and the proceeds of a $240,000 repurchase agreement. Upon receipt of the $146,000 ceding commission from the Reinsurer, Ohio State and Investors Guaranty paid dividends totaling $200,000 to the Company. The repurchase agreement was closed out in 1997.

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

     In connection with the acquisition of Victory, the Company, through National Farmers, entered into a Reinsurance, Transfer and Assumption Agreement (the "Reinsurance Agreement") under which National Farmers reinsured all the insurance business of Kansas Life on a 100% coinsurance basis. National Farmers received securities, cash and other assets totaling $23,295 equal to the insurance liabilities assumed. National Farmers has subsequently completed the assumption of this business.

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

     The effect of the acquisition of Victory and the Reinsurance Agreement on the Company's balance sheet at the date of acquisition was as follows:

      Assets acquired:
         Investments:
           Fixed maturity securities                                                    $   221,873
           Cash                                                                              16,340
           Other                                                                             39,455
                                                                                       ------------
                                                                                            277,668
         Cost of business acquired                                                           20,931
         Other assets                                                                         6,054
                                                                                       ------------
                                                                                        $   304,653
      Liabilities assumed:
         Reserves for future policy benefits                                            $   178,862
         Policyholder account balances                                                       46,586
         Other liabilities                                                                   46,303
         Notes payable                                                                       32,902
                                                                                      -------------
                                                                                        $   304,653

     Summarized unaudited pro forma consolidated financial information of the Company is set forth in the following table. This financial information is presented assuming the acquisition of Victory and the Reinsurance Agreement occurred on January 1, 1995 and the acquisition of Ohio State and Investors
Guaranty occurred on January 1, 1996.

                                                                 1997          1996          1995
                                                                 ----          ----          ----

      Total revenue                                            $  458,203    $  452,071    $  308,734
      Net income                                                   21,701        26,083        19,804
      Net income per common share                                2,170.10      2,608.30      1,980.40

     In  1997,  Great  Southern  sold  the  stock of  Loyalty  Life for  $12,280 resulting in a $4,848 gain. Prior to this sale, several of the Company's insurance subsidiaries entered into agreements with Loyalty Life for the assumption of Loyalty Life insurance liabilities.

4.    Investments

Fixed Maturities

     The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities, are as follows:

                                                                                 December 31, 1997
                                                             ----------------------------------------------------------

                                                                              Gross             Gross       Estimated
                                                              Amortized     Unrealized       Unrealized    Market Value
                                                                 Cost         Gains            Losses
Held to maturity:
   U.S. Treasury and government securities                 $        2,427  $         82     $        (20)  $      2,489
   Public utility securities                                       46,984         1,609             (154)        48,439
   Corporate securities                                           467,288        18,420           (1,591)       484,117
   Asset-backed securities                                         30,152           180             (131)        30,201
   Mortgage-backed pass-through securities                         28,467           967              (33)        29,401
   Collateralized mortgage obligations                            276,505         4,188           (1,405)       279,288
                                                             ------------  ------------     ------------    -----------
                                                                  851,823        25,446           (3,334)       873,935
                                                             ------------  ------------     ------------    -----------
Available for sale:
   U.S. Treasury and government securities                         62,094         2,913              (21)        64,986
   Public utility securities                                       29,732         1,073              (28)        30,777
   Corporate securities                                           355,660        16,408           (1,439)       370,629
   Asset-backed securities                                         56,314         1,289              --          57,603
   Mortgage-backed pass-through securities                        137,328         3,108             (114)       140,322
   Collateralized mortgage obligations                             94,827         2,419             (479)        96,767
                                                             ------------  ------------     ------------   ------------
                                                                  735,955        27,210           (2,081)       761,084
                                                             ------------  ------------     ------------   ------------
     Subtotal, all fixed maturities                             1,587,778        52,656           (5,415)     1,635,019
                                                             ------------  ------------     ------------   ------------
Equity securities                                                  50,837        28,753             (641)        78,949
                                                             ------------  ------------      ------------  ------------
     Total fixed maturities and equity  securities             $1,638,615   $    81,409      $    (6,056)    $1,713,968
                                                               ==========   ===========      ===========     ==========


                                                                                 December 31, 1996
                                                             -----------------------------------------------------------

                                                                              Gross             Gross       Estimated
                                                              Amortized     Unrealized       Unrealized    Market Value
                                                                 Cost         Gains            Losses
Held to maturity:
   U.S. Treasury and government securities                   $      4,594  $        160      $      (110)  $      4,644
   Public utility securities                                       61,929         2,465           (1,470)        62,924
   Corporate securities                                           448,837         7,638          (12,510)       443,965
   Asset-backed securities                                         27,852            28             (629)        27,251
   Mortgage-backed pass-through securities                         36,060           735             (385)        36,410
   Collateralized mortgage obligations                            278,179         1,212           (6,753)       272,638
                                                             ------------  ------------     ------------   ------------
                                                                  857,451        12,238          (21,857)       847,832
                                                             ------------  ------------     ------------   ------------
Available for sale:
   U.S. Treasury and government securities                         98,100           204           (1,293)        97,011
   Public utility securities                                       27,678           274              (18)        27,934
   Corporate securities                                           262,924         2,935           (3,725)       262,134
   Asset-backed securities                                         52,089           897             (122)        52,864
   Mortgage-backed pass-through securities                        156,304           383             (644)       156,043
   Collateralized mortgage obligations                             74,697           844           (1,253)        74,288
                                                             ------------   -----------      -----------   ------------
                                                                  671,792         5,537           (7,055)       670,274
                                                             ------------   -----------      -----------   ------------
     Subtotal, all fixed maturities                             1,529,243        17,775          (28,912)     1,518,106
                                                             -------------  ------------     ------------  ------------
Equity securities                                                  33,341        15,484             (563)        48,262
                                                             ------------   -----------      ------------  ------------
     Total fixed maturities and equity securities              $1,562,584   $    33,259       $  (29,475)    $1,566,368
                                                             ============   ===========      ============  ============


     The amortized cost and market values of mortgage-backed securities by category at December 31, 1997 are as follows:

                                                              Held to Maturity               Available for Sale
                                                         ---------------------------     ---------------------------

                                                                        Estimated                       Estimated
                                                          Amortized    Market Value       Amortized    Market Value
                                                             Cost                            Cost

Pass-through agency securities                            $    28,467   $    29,401        $  137,328    $  140,322

Collateralized mortgage obligations:
   Sequential class                                            80,849        81,006            45,343        46,573
   Planned amortization class                                  44,240        45,048            15,505        15,558
   Very accurately defined maturity                            98,750       100,617             6,150         6,048
   Accrual class                                               42,836        43,197            23,539        23,504
   Other                                                        9,830         9,420             4,290         5,084
                                                           ----------    ----------         ---------    ----------
                                                              276,505       279,288            94,827        96,767
                                                           ----------    ----------         ---------    ----------
     Total securities                                      $  304,972    $  308,689         $ 232,155    $  237,089
                                                           ==========    ==========         =========    ==========

     The amortized cost and estimated market value of fixed maturities which are held to maturity and available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                Fixed Maturities                Fixed Maturities
                                                                Held to Maturity               Available for Sale
                                                           ---------------------------     ---------------------------

                                                                          Estimated                       Estimated
                                                            Amortized    Market Value       Amortized    Market Value
                                                               Cost                            Cost

Due in one year or less                                    $      1,865   $     1,890      $        198    $      200
Due after one year through five years                            59,150        59,129            76,560        78,234
Due after five years through ten years                          202,675       206,588           100,273       103,081
Due after ten years                                             253,009       267,438           270,455       284,877
Mortgage-backed securities                                      335,124       338,890           288,469       294,692
                                                             ----------    ----------         ---------    ----------
                                                             $  851,823    $  873,935         $ 735,955    $  761,084
                                                             ==========    ==========         =========    ==========

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("the Guide") which, among other things, provided entities with a one time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category. In 1993, the Company also transferred securities from the available for sale category to the held to maturity category. The net unrealized gains of $44,550 and $53,426 at December 31, 1997 and 1996, respectively, relating to these investments transferred to held to maturity are being amortized into income using the effective yield method over the lives of the related securities.

     At December 31, 1997, the Company held below investment grade (S&P rating below BBB-) corporate debt securities with an aggregate carrying value of $23,195 and market value of $23,349. At December 31, 1996, the Company held below investment grade corporate debt securities with an aggregate carrying value of $10,125 and market value of $10,168. These holdings amounted to 0.6% and 0.4% of the Company's total assets at December 31, 1997 and 1996, respectively.

     Fixed maturities with an amortized book value of $38,205 and $72,062 were on deposit with insurance regulatory agencies of certain states at December 31, 1997 and 1996, respectively.

     The Company owns a $10,000, 9.25% senior subordinated note ("the note") issued by PFSH which matures in September 2004. The note is included in other invested assets on the Company's consolidated balance sheet.

Mortgage loans on real estate

     At December 31, mortgage loans on real estate consisted of:

                                                                                         1997           1996
                                                                                         ----           ----

      Mortgage loan principal                                                          $ 167,188      $ 187,477
      Net unamortized purchase discount                                                   (1,258)        (2,851)
      Allowance for losses                                                                  (300)          (300)
                                                                                       ---------      ---------
         Net mortgage loans                                                            $ 165,630      $ 184,326
                                                                                       =========      =========

     The Company's mortgage loans on real estate are diversified by property type, location and loan size and are collateralized by the related properties. At December 31, 1997, mortgage loans on real estate were concentrated in the following property types and states:

                                                                                                        % of
                                                                                         1997        Portfolio

      Property type:
         Commercial
           Multi-family apartments                                                   $    67,785         40.9%
           Office buildings                                                               32,388         19.6
           Retail space                                                                   39,856         24.1
           Industrial/Warehouses                                                          22,955         13.9
         Residential                                                                       2,646          1.5
                                                                                      ----------     --------
           Total                                                                      $  165,630        100.0%
                                                                                      ==========     ========

     At December 31, 1997, the following states had a concentration of mortgage loans aggregating more than 10% of the Company's mortgage loans: Texas - $35,121; Missouri - $35,660; and Kansas - $19,820.

Investment in equity subsidiaries

     The following table presents summarized financial information on a combined proportionate basis of the Company's equity affiliates. Amounts presented included the accounts of the Company's equity subsidiaries, CIG, Argus, Hereford LLP (acquired in 1996), a hotel development joint venture (acquired in 1995) and
GSSW (disposed of in 1996).

                                                                           1997          1996           1995
                                                                           ----          ----           ----

      Current assets                                                   $   16,630     $   12,952     $   22,371
      Noncurrent assets                                                    96,494         67,358         90,359
      Current liabilities                                                   4,883          2,829          3,517
      Noncurrent liabilities                                               86,571         59,403         60,157
      Net revenues                                                         28,910         32,401         37,737
      Expenses applicable to net revenues                                  23,521         26,307         25,682
      Income from continuing operations                                     5,083          6,505         11,978
      Net income                                                            3,244          5,458          9,457

     In 1996, GSSW distributed $6,000 cash to the Company. In December 1996, the Company liquidated its interest in GSSW in exchange for cash of $22,629 and 100% interests in several real estate limited partnerships which were then owned by GSSW resulting in a gain of $15,825. The limited partnerships, with assets consisting primarily of investment real estate, are included in the consolidated financial statements of the Company at December 31, 1997 and 1996.

     In December 1996, the Company received a dividend from Argus consisting of $8,000 cash and a $1,500 note receivable from a related party. The Company used $4,500 of the cash received to purchase a 50% interest in Hereford LLP, which owns and manages the building leased by Argus.

Net investment income

     Net investment income for the years ended December 31, is comprised of the following:

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Fixed maturities                                                            $  117,197     $ 104,442     $   98,034
Equity securities                                                                1,437         1,101            524
Equity in earnings of equity subsidiaries                                        3,622         5,458         10,103
Mortgage loans on real estate                                                   16,712        21,344         20,169
Policy loans                                                                    12,420        13,719         12,247
Reinsurance funds held by reinsurer                                             65,747        37,425          6,007
Cash, short-term investments and other                                           8,770         7,452          8,988
                                                                             ---------     ---------      ---------
         Total investment income                                               225,905       190,941        156,072
Less investment expenses                                                        (6,638)       (4,216)        (4,025)
                                                                             ---------     ---------      ---------
         Net investment income                                               $ 219,267     $ 186,725      $ 152,047
                                                                             =========     =========      =========

Realized gains and losses

     Realized gains and losses from the sales and other redemptions of investments for the years ended December 31, are as follows:

                                                                               1997          1996          1995
                                                                               ----          ----          ----
   Held to maturity:
     Realized gains                                                        $       --   $         93   $        --
     Realized losses                                                               --          (124)          (668)
   Available for sale:
     Realized gains                                                             4,688         2,162            274
     Realized losses                                                           (4,097)       (3,524)          (407)
Equity securities:
   Realized gains                                                               4,582         2,340            372
   Realized losses                                                             (5,349)       (1,851)          (264)
Other investments:
   Realized gains                                                               5,339           788            502
   Realized losses                                                             (2,213)           (4)           (91)
                                                                           ----------    -----------   -----------
Total net realized investment gains (losses)                               $    2,950    $     (120)    $     (282)
                                                                           ==========    ==========     ==========

     During 1995, the Company sold held to maturity investments with an amortized cost of $6,583. The Company sold these investments based upon evidence of the deterioration of the issuers' creditworthiness. The Company realized losses of $668 on these sales.

     Following are the components of net unrealized investment gains as of December 31:

                                                                                 1997          1996
                                                                                 ----          ----
Investments carried at amortized cost:
   Fixed maturities available for sale                                       $    25,129   $    (1,518)
   Fixed  maturities  reclassified  from  available  for  sale  to  held to       44,550        53,426
maturity
Investments carried at estimated fair value:
   Equity securities                                                              28,112        14,922
Effect on other balance sheet accounts                                           (11,321)      (11,123)
Deferred income taxes                                                            (29,497)      (18,518)
                                                                             -----------   -----------
     Net unrealized investment gains                                         $    56,973   $    37,189
                                                                             ===========   ===========

     The carrying value of investments that were non-income producing during the three year period ended December 31, 1997 was not material to the Company's consolidated financial position.

5.    Deferred Policy Acquisition Costs and Cost of Business Acquired

     The balances of and changes in deferred policy acquisition costs and the cost of business acquired as of and for the years ended December 31, are as follows:

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Deferred policy acquisition costs:
  Balance, beginning of year                                                $  72,438     $  56,568     $  48,905
  Capitalization of expenses                                                   34,220        19,337        18,565
  Interest accretion                                                            5,802         4,075         3,779
  Amortization                                                                (27,207)       (7,401)      (12,080)
  Amounts related to fair value adjustment of fixed maturity securities       (20,631)         (141)       (2,601)
                                                                           ----------    -----------    ---------
  Balance, end of year                                                      $  64,622     $  72,438      $ 56,568
                                                                            =========     =========      ========

Cost of business acquired:
  Balance, beginning of year                                                 $200,710      $163,660      $132,623
  Additions                                                                   124,052        60,181        52,156
  Interest accretion                                                           18,157        12,210         9,862
  Amortization                                                                (47,741)      (34,908)      (26,394)
  Amounts related to fair value adjustment of fixed maturity securities         4,165         1,658        (4,587)
  Impact of realization of acquired tax benefits                                   837       (2,091)           --
                                                                           -----------   ----------      --------
  Balance, end of year                                                       $300,180      $200,710      $163,660
                                                                             ========      ========      ========


     The estimated amortization and interest accretion of the cost of business acquired for the five years ending December 31, 2002 are as follows:

                                                                                Interest           Estimated
                                                          Amortization          Accretion        Net Decrease

         1998                                              $  54,932          $  17,981           $  36,951
         1999                                                 50,534             15,665              34,869
         2000                                                 44,890             13,358              31,532
         2001                                                 39,675             11,158              28,517
         2002                                                 34,783              9,587              25,196


6.    Insurance Liabilities and Reinsurance

     Insurance liabilities at December 31, consist of the following:

                                                                                             1997          1996
                                                                                             ----          ----
   Universal life                                                                        $ 1,414,374   $    939,635
   Annuities                                                                               1,072,062        527,324
                                                                                         -----------   ------------
                                                                                         $ 2,486,436   $  1,466,959
                                                                                         ===========   ============


Future policy benefits:
   Traditional life                                                                      $   866,585   $    659,718
   Accident and health                                                                         2,605          3,090
   Supplementary contracts                                                                    12,393         18,737
                                                                                         -----------   ------------
                                                                                         $   881,583   $    681,545
                                                                                         ===========   ============

     Approximately 72% of the annuity account balances of the Insurance Companies are subject to surrender charges upon early withdrawal.

     The Insurance Companies cede and assume reinsurance with unaffiliated companies. The maximum portion of the risk retained on the life of any individual is $350.

     As more fully described in Note 3, the Company entered into separate coinsurance agreements during 1997 to reinsure 100% of the insurance liabilities of Ohio State and Investors Guaranty to the Reinsurer. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement. These agreements effectively transfer 30% of the profits of Ohio State and Investors Guaranty policies to the Reinsurer.

     In October 1995, the Company entered into several agreements with an unaffiliated insurance company and the Reinsurer. One of the agreements calls for the direct insurer to reinsure substantially all of its insurance policies and contracts to the Reinsurer on a coinsurance basis. The direct insurer transferred approximately $348,000 of assets to the Reinsurer and received a ceding commission of $37,328. On July 2, 1996, the Company entered into similar agreements with another unaffiliated insurance company. The direct insurer transferred approximately $405,000 of assets to the Reinsurer and received a ceding commission of $34,745. The Reinsurer entered into modified coinsurance agreements to reinsure certain risks on the same insurance policies to Great Southern. The modified coinsurance agreements provide that the assets and insurance liabilities related to the reinsured policies are to be retained by the Reinsurer. The assets retained by the Reinsurer are held in an escrow account for the benefit of Great Southern.

     Great Southern also entered into reinsurance agreements with the direct insurers which provide for Great Southern to reinsure the life insurance policies and contracts of the direct insurers on either a coinsurance or an assumption basis subject to the existing coinsurance agreements with the Reinsurers. The completion of the assumption of the policies will be subject to necessary insurance department and policyholder approvals.

     These various agreements are collectively referred to as the "Reinsurance Agreements". The Company accounted for the Reinsurance Agreements by recording the direct and assumed insurance liabilities reinsured and a receivable from Reinsurer equal to the assets held by the Reinsurer. Premiums and policy revenues and policyholder benefits assumed under the modified coinsurance agreements are included in the Company's statement of income. Interest income earned on the assets held by the Reinsurer is recorded as investment income.

     At December 31, the amounts receivable from reinsurers, the cost of business acquired and the insurance liabilities related to the Reinsurance Agreements included on the Company's consolidated balance sheet are as follows:

                                                                                         1997           1996
                                                                                         ----           ----

Amounts receivable from reinsurers                                                    $1,175,922        $184,234
Cost of business acquired                                                                193,708          88,748
Insurance liabilities                                                                  1,364,453         245,361

     The Reinsurer will receive all statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. Upon termination of the modified coinsurance agreement, Great Southern is required to reimburse the Reinsurer for the amount of the unrecovered ceding commission.

     Amounts  receivable from  reinsurers  consists of the following at December
31:

                                                                                          1997            1996
                                                                                          ----            ----

Amounts recoverable for ceded future policy benefits                                   $ 1,532,449    $   350,062
Unrecovered ceding commission                                                             (144,478)       (61,127)
Amounts recoverable on ceded policy and contract claims                                     15,362         10,223
Amounts recoverable on paid losses                                                           5,971          3,247
Other                                                                                       20,375         11,618
                                                                                     -------------   ------------
                                                                                       $ 1,429,679    $   314,023
                                                                                       ===========    ===========

     Amounts receivable from reinsurers include $14,713 and $13,269 from one unrelated insurance company at December 31, 1997 and 1996, respectively. Also included in amounts receivable from reinsurers is $149,141 and $100,122 from Financial Assurance at December 31, 1997 and 1996, respectively.

     Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1997, no allowance has been established as all amounts are deemed collectible.

     Premiums ceded under reinsurance agreements were $48,279, $35,050 and $41,224 for the years ended December 31, 1997, 1996 and 1995, respectively. Reinsurance recoveries netted against other policyholder benefits totaled $55,825, $50,678 and $32,139 for the years ended December 31, 1997, 1996 and
1995, respectively. The Insurance Companies are liable for reinsurance ceded to other companies in the event the reinsurers are unable to pay their portion of the policy benefits.

     Certain of the Insurance Companies have ceded blocks of insurance under financial reinsurance treaties to provide funds for acquisitions and other purposes. These reinsurance transactions represent financial arrangements under generally accepted accounting principles, and accordingly, are not reflected in the accompanying financial statements except for the associated risk fees. The risk fees paid to the reinsurers under these treaties totaled $766, $884 and $1,194 for the years ended December 31, 1997, 1996 and 1995, respectively. These fees are charged against premiums and policy revenues in the consolidated statement of income. For statutory accounting purposes, these financial reinsurance transactions provide a reserve credit which increases statutory surplus.

     Certain financial reinsurance treaties entered into by the Insurance Companies contain minimum statutory surplus requirements and require the Insurance Companies to place securities in an escrow account ($80,260 at December 31, 1997) to secure obligations to the reinsurer. The Insurance Companies are in compliance with all requirements at December 31, 1997.

7.    Notes Payable

     Notes payable at December 31, are comprised of the following:

                                                                                             1997          1996
                                                                                             ----          ----

Senior subordinated notes bearing interest at 9.25%, due 2005                             $  100,000    $  100,000
Borrowing under $70,000 amended and restated credit agreement, bearing interest at
7/8% over LIBOR rate (6 7/8% at December 31, 1997), due in six equal semi-annual
installments of $3,500 beginning in 2000                                                      21,000        21,000
Unsecured discounted $12,000 notes, bearing interest at an effective interest rate of
11.5%, payable in semi-annual equal installments due 2010                                      8,297         8,584
Unsecured discounted $5,000 note, bearing interest at an effective interest rate of
12.0% due 2015                                                                                 3,015         2,981
Other                                                                                            572           747
                                                                                          ----------     ---------
                                                                                          $  132,884     $ 133,312
                                                                                          ==========     =========

     On or after June 1, 1998, the senior subordinated notes (the Notes) are redeemable at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below:

                  1998                                                            104.6250%
                  1999                                                            102.3125%
                  2000 and thereafter                                             100.0000%


     In 1995, the Company entered into a $70,000 Credit Agreement which was provided by a syndicate of lenders with The Chase Manhattan Bank as the administrative agent. The Credit Agreement was amended and restated in December 1996 and subsequently amended in February 1997. The Credit Agreement operates as a revolving credit facility until December 31, 1999. The amount of loans then outstanding will convert into a term loan and amortized in six equal semi-annual installments commencing July 1, 2000. Amounts outstanding under the Credit
Agreement accrue interest at a variable rate or the prime rate. Amounts outstanding under the Credit Agreement rank senior to the Company's other currently outstanding debt and are secured by a pledge of the common stock of the Company's subsidiaries, United Fidelity and Landmark Mortgage Company, and by the surplus debentures of United Fidelity. The Company pays 0.2% per year on the unused portion of the Credit Agreement.

     The unsecured discounted notes issued to the Seller bear interest at 6.5% per annum payable semi-annually and rank pari passu with the Notes. The Company recorded the notes at their fair value at the date of issuance using effective interest rates of 11.5% and 12.0%. The unamortized discount at December 31, 1997 was $4,396. The $5,000 note is subject to contractual set-off rights and is held under a pledge and escrow agreement to secure the Seller's indemnification obligations to the Company.

     The Notes and the Credit Agreement contain certain covenants including, but not limited to, limitations on indebtedness, liens securing indebtedness, sale or issuance of capital stock of the Company's subsidiaries, restricted payments, issuance of other subordinated indebtedness, financial reinsurance, investments, dividends and other distributions by the Company's subsidiaries, dividends by the Company, transactions with affiliates, the sale of assets and repayment of subordinated indebtedness by the Company. The Company was in compliance with all debt covenants at December 31, 1997.

     The aggregate principal payments due during each of the next five years are as follows:

           1998                                                               $         628
           1999                                                                         618
           2000                                                                       4,157
           2001                                                                       7,702
           2002                                                                       7,748
           Later years                                                              112,031
                                                                               ------------
                                                                                $   132,884

8.    Stockholder's Equity and Statutory Surplus

     The Insurance Companies are required by the applicable state's department of insurance to maintain minimum levels of statutory capital and surplus. The reported statutory capital and surplus of each company at December 31, 1997 was:

                                                                                  Reported Statutory
Company                                                                          Capital and Surplus

United Fidelity                                                                 $        98,057
Great Southern                                                                          128,720
College Life                                                                             38,728
National Farmers                                                                         33,938
Victory                                                                                   5,958
Ohio State                                                                              117,951
Investors Guaranty                                                                       31,949

     Dividend distributions of the Insurance Companies to their respective stockholder exceeding the greater of statutory net gain from operations during the preceding year or 10% of capital and surplus at the end of the preceding year are subject to the prior approval of the applicable state department of insurance. Dividends from the Insurance Companies may be paid only from statutory earned surplus as determined in accordance with accounting practices prescribed or permitted by the applicable state insurance regulatory authorities. In addition, the National Association of Insurance Commissioners
(NAIC) and Texas each have minimum risk-based capital requirements which effectively restrict the payment of dividends by the Insurance Companies. At December 31, 1997 the Insurance Companies had statutory capital and surplus in excess of the levels required by the NAIC and Texas risk-based capital guidelines.

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

     Accounting practices used to prepare statutory financial statements for regulatory filings of stock life insurance companies differ from GAAP. The following tables reconcile capital stock and surplus and net income of the Insurance Companies determined in accordance with accounting practices prescribed or permitted by the state insurance departments with consolidated stockholder's equity and net income of the Company on a GAAP basis. Included in the amounts stated in accordance with statutory accounting practice are amounts recorded in accordance with GAAP for non-insurance subsidiaries.

Stockholder's Equity

                                                                                                December 31,
                                                                                             1997          1996
                                                                                             ----          ----
Capital stock and surplus, on basis of statutory accounting practices, as filed with
insurance regulatory authorities                                                          $  124,600    $  115,246
Cost of business acquired                                                                    129,831       109,093
Deferred policy acquisition costs                                                             64,622        72,438
Invested assets adjustments                                                                   67,630        44,699
Reserves for future policy benefits                                                           52,728        62,506
Asset valuation reserve and interest maintenance reserve                                      31,766        24,833
Surplus debentures                                                                          (137,130)     (137,714)
Reserve credits on financial reinsurance treaties                                            (30,735)      (42,899)
Deferred income taxes                                                                        (58,127)      (43,195)
Other
                                                                                               1,677         2,015
                                                                                          ----------    ----------
Stockholder's equity, on basis of GAAP                                                    $  246,862    $  207,022
                                                                                          ==========    ==========

Net Income

                                                                                   Year Ended December 31,
                                                                           -----------------------------------------

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Net income, on basis of statutory accounting practices, as filed with
insurance regulatory authorities                                            $  163,927   $    47,124    $   23,140
Amortization of cost of business acquired                                      (29,584)      (22,698)      (16,532)
Net change in deferred policy acquisition costs                                 10,464        13,191        10,264
Change in realized gains (losses)                                                3,020           895        (7,627)
Adjustment of policy and claim liabilities                                      18,347         6,242         6,889
Adjustment of reserves and premiums on financial reinsurance                   (12,164)       (9,188)        4,098
Deferred income tax provision                                                   (1,909)       (5,576)        3,546
Interest expense on notes payable                                               (9,368)      (12,263)      (10,593)
Adjustment of fixed maturity securities amortization                             2,347         2,064         4,176
Effects of reinsurance transaction                                            (124,585)        6,048            --
Amortization of debt acquisition costs                                             (73)         (336)         (301)
Other                                                                            1,634         1,771         2,670
                                                                           -----------   -----------    ----------
Net income, on basis of GAAP                                               $    22,056   $    27,274    $   19,730
                                                                           ===========   ===========    ==========

9.    Income Taxes

     Americo  Life,  Inc.  and  certain  of  the  Insurance   Companies  file  a
consolidated federal life and non-life income tax return with FHC and FHC's non-life subsidiaries. The remaining Insurance Companies file separate or consolidated life insurance company federal income tax returns, as applicable. The Company and its subsidiaries are charged or credited an amount of federal income tax equal to the tax that would have been due for each entity on a separate return basis in accordance with a written tax allocation agreement. Net operating losses of members in each consolidated return are utilized on a first-in, first-out basis.

The provision for U.S. federal income taxes for the years ended December 31, is comprised of the following:

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Current tax provision                                                       $    4,953    $    7,937    $   14,672
Deferred tax provision                                                           4,277         5,576        (3,546)
                                                                            ----------    ----------    ----------
   Provision for income taxes                                               $    9,230     $  13,513    $   11,126
                                                                            ==========     =========    ==========

     The provision for income taxes differed from the amounts computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from continuing operations as a result of the following differences:

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Computed tax at statutory rate                                              $  10,950    $   14,275     $   10,800
Increase (decrease) in tax resulting from:
   Increase in valuation allowance                                                 --            --            572
   Availability of dividends received deduction to offset taxable
temporary differences                                                          (1,376)         (503)          (934)
   Other                                                                         (344)         (259)           688
                                                                            ---------      --------      ---------
     Provision for income taxes                                             $   9,230      $ 13,513      $  11,126
                                                                            =========      ========      =========

     The provision for deferred income taxes for the years ended December 31, is comprised of the following:

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Investments                                                                $    3,978    $    2,310     $   (7,759)
Reserves                                                                      (14,023)          727            642
Reinsurance                                                                      (328)         (583)         1,767
Cost of business acquired                                                       7,322        (2,991)         1,467
Deferred policy acquisition costs                                               6,642         3,537            333
Net operating losses                                                              481         2,333            444
Other                                                                             205           243           (440)
                                                                             --------      --------     ----------
     Provision for deferred income taxes                                     $  4,277      $  5,576     $   (3,546)
                                                                             ========      ========     ==========

     The Company's net deferred federal tax liabilities are comprised of the tax cost or benefit associated with the following items based on the 35% tax rate in effect:

                                                                                             1997          1996
                                                                                             ----          ----
Deferred tax liability:
    Cost of business acquired                                                             $   47,184    $   39,862
    Investments                                                                                7,910         3,932
    Deferred policy acquisition costs                                                         12,779         6,137
    Reinsurance                                                                                2,645         3,228
    Net unrealized investment gains                                                           30,156        19,497
    Other                                                                                        201           321
                                                                                           ---------    ----------
         Total deferred tax liability                                                        100,875        72,977
                                                                                           ---------    ----------
Deferred tax asset:
    Policy reserves                                                                           44,847        30,891
    Utilization of net operating losses                                                          455           902
    Other deductible temporary differences                                                        --           542
                                                                                           ---------     ---------
Deferred income tax assets before valuation allowances                                        45,302        32,335
    Less: valuation allowance                                                                 (2,553)       (2,553)
                                                                                           ---------     ---------
         Total deferred tax asset                                                             42,749        29,782
                                                                                           ---------     ---------
Net deferred tax liability                                                                 $  58,126     $  43,195
                                                                                           =========     =========

     A valuation allowance is provided at December 31, 1997 and 1996 related to the tax benefit of loss carryovers and deductible differences because it is more likely than not that such benefits will not be realized.

     Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "Policyholders' Surplus Account"
(PSA). Federal income taxes will become payable on this account at the then current tax rate when and to the extent the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously-taxed income. At December 31, 1997, the Insurance Companies had aggregate balances in their PSA of approximately $11,549. Federal income tax of $4,043 would be due if the entire balance is distributed at the current income tax rate of 35%. No provision has been recorded relating to any potential distributions from the PSA subsequent to 1997.

     At December 31, 1997, the Insurance Companies with balances in their PSA had aggregate balances in their Shareholder Surplus Accounts of approximately $94,264 from which distributions could be made without incurring any federal tax liability with respect to the PSA accounts.

     The Company has a non-life regular net operating loss carryover of approximately $1,300 which will expire in2008 if unutilized and no alternative minimum tax net operating loss carryover.

10.   Commitments and Contingencies

     The Company leases certain data processing equipment and office space, some of which are from related parties, under operating leases. Rental expense was $3,216, $1,931 and $1,881 in 1997, 1996 and 1995, respectively, and is included in other operating expenses. Approximate future minimum lease commitments for leases whose terms are greater than one year at December 31, 1997 are as follows:

                   1998                                           $    2,556
                   1999                                                2,348
                   2000                                                1,159
                   2001                                                  818
                   2002 and thereafter                                 3,884
                                                                ------------
                                                                  $   10,765

     Great Southern is a defendant in four purported class action lawsuits alleging deceptive sales practices in the marketing of its whole life and universal life insurance policies and seeking unspecified compensatory, punitive and/or treble damages. These cases are: Harriett D. Mann and Dan C. Wynn v. Great Southern Life Insurance Company (U.S. District Court for the Middle District of Florida, filed on September 22, 1997); Irwin Ginsberg v. Great Southern Life Insurance Company (U.S. District Court for the Southern District of Florida, filed on February 24, 1997); James Morgan McGraw, Frances Norman, Robert Harry Bishop and Charlene McGraw v. Great Southern Life Insurance Company and Ervin Jackson (U.S. District Court for the Eastern District of Texas, amended petition alleging class action filed July 1, 1997); and Yvonne H. Massey
v. Great Southern Life Insurance Company, Ralph Williams & Associates, Inc. and Ralph Williams (U.S. District Court for the Northern District of Alabama, filed September 19, 1997). Great Southern has filed a motion before the U.S. Judicial Panel on Multidistrict Litigation requesting that these lawsuits be transferred to a single district and consolidated for pretrial proceedings. A fifth purported class action lawsuit making similar allegations, Ernest Marqoquin v. Great Southern Life Insurance Company and Dale Darnell, was filed against Great Southern on February 11, 1998 in Cameron County District Court, Texas. On March 19, 1998, Great Southern removed this case to the United States District Court for the Southern District of Texas. Great Southern intends to seek to have this case added to the consolidated multidistrict litigation proceedings. Great Southern intends to defend all these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

     The Company is named as defendant in a number of other lawsuits arising from the normal course of business. Management does not expect that these actions will result in a material loss to the Company.

11.   Employee Benefit Plans

     Great Southern is a sponsor of several contributory postretirement benefit plans which provide life and medical insurance to participating retired employees and agents. Pursuant to the purchase agreement, Great Southern's former parent assumed responsibility for employees and agents who retired on or after August 1, 1984. Future costs of benefits for employees and agents who retired prior to August 1, 1984, are the responsibility of the Company. A liability for these postretirement benefits of $2,680 is included in other liabilities at both December 31, 1997 and 1996.


12.   Segment Information

     Consolidated business segment information as of and for the years ended December 31, is summarized as follows:

                                                                    1997              1996             1995
                                                                    ----              ----             ----
Revenues:
   Individual life and other insurance                         $      422,037   $      365,071    $      283,168
   Corporate and other non-insurance                                   16,240            6,528            10,895
                                                               --------------    -------------    --------------
     Total                                                     $      438,277   $      371,599    $      294,063
                                                               ==============   ==============    ==============

Income before provision for income taxes:
   Individual life and other insurance                         $       23,465  $        25,398    $       23,439
   Corporate and other non-insurance                                    7,821           15,389             7,417
                                                               --------------   --------------   ---------------

     Total                                                     $       31,286  $        40,787    $       30,856
                                                               ==============   ==============    ==============

Assets:
   Individual life and other insurance                          $   3,968,866    $   2,712,489      $  2,394,397
   Corporate and other non-insurance                                   69,152           57,094            65,408
                                                               ---------------  ---------------   --------------
     Total                                                      $   4,038,018    $   2,769,583      $  2,459,805
                                                                =============    =============    ==============

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

     Individual life and other insurance income before provision for income taxes represents total revenue, policy and claim benefits, operating expenses and net realized investment gains and losses. Corporate and other non-insurance income before provision for income taxes represents corporate revenues, expenses not directly allocable to product segments, debt service costs, unallocated net realized investment gains and losses and amortization expense relating to debt acquisition costs and goodwill. Corporate and non-insurance amortization expense was $941, $336 and $301 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     The Company leases to FHC a building which is occupied by FHC. In addition,
the  Company  utilizes  a  laboratory  which  is   partially-owned   by  several
stockholders of FHC for testing purposes.

     Amounts due from (to) affiliates at December 31, 1997 and 1996 include $(2,036) and $(293) due from (to) FHC arising from intercompany tax allocation and other amounts from CIG and FHC arising from the normal course of business.

     The following table summarizes the related party transactions for the three years ended December 31:

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Data processing agreement between the Company and FHC                       $   11,802    $    9,778    $    8,073
Advisory agreement between the Company and FHC                                   7,180         6,143         4,750
Air transportation cost sharing agreement                                          667           765           551
Rental expense                                                                     906           913           899
Laboratory services                                                                312           178           163

     College Life and Great Southern are involved in coinsurance agreements with Financial Assurance. Under the terms of the agreements, College Life and Great Southern agree to reinsure certain business, as defined in a separate marketing agreement, to Financial Assurance on a 50% coinsurance basis. Additionally, College Life and Great Southern agree to reimburse Financial Assurance for a portion of the policy issue and maintenance expenses relating to servicing the policies.

14.   Subsequent Event

     The Company has agreed to sell 100% of the outstanding common stock of Investors Guaranty to an unrelated party. The Company will continue to assume the risks associated with Investors Guaranty policies on a 70% quota share basis. The Company intends to reinsure these risks on an assumption basis in the future.

                       AMERICO LIFE, INC. AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                                        Page
Report of Independent Accountants on Financial Statement Schedules                      S-2
Schedule II       Condensed Financial Information of Registrant                         S-3
Schedule IV       Reinsurance                                                           S-7
Schedule V        Valuation and Qualifying Accounts                                     S-8


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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and
Stockholder of Americo Life, Inc.


     Our audits of the consolidated financial statements referred to in our report dated March 27, 1998, appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
Kansas City, Missouri
March 27, 1998

                                                                    Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                                  Balance Sheet
                             (Dollars in thousands)
                           December 31, 1997 and 1996


                                                                                             1997          1996
                                                                                             ----          ----
                                     Assets
Equity securities, at market (cost: $6,855 and $5,228)                                    $   12,368   $     7,565
Investment in subsidiaries                                                                   227,784       184,584
Cash and cash equivalents                                                                         96         5,259
Surplus debentures receivable                                                                137,305       137,845
Property and equipment, net                                                                    2,127         2,126
Other assets                                                                                  10,506        11,119
                                                                                           ---------     ---------
   Total assets                                                                            $ 390,186     $ 348,498
                                                                                           =========     =========

                         Liabilities and Stockholder's Equity
Notes payable                                                                              $ 132,312     $ 132,564
Accrued interest payable                                                                         908           915
Amounts due to affiliates                                                                        332         1,515
Deferred income taxes                                                                          5,288         2,612
Other liabilities                                                                              4,484         3,870
                                                                                          ----------     ---------
   Total liabilities                                                                         143,324       141,476
                                                                                          ----------     ---------

Stockholder's equity:
Common stock ($1 par value, 30,000 shares authorized, 10,000 issued and
outstanding)                                                                                      10            10
Additional paid-in capital                                                                     3,745         3,745
Net unrealized investment gains                                                               56,973        37,189
Retained earnings                                                                            186,134       166,078
                                                                                          ----------    ----------
   Total stockholder's equity                                                                246,862       207,022
                                                                                          ----------    ----------
   Total liabilities and stockholder's equity                                              $ 390,186     $ 348,498
                                                                                           =========     =========

                  See notes to condensed financial information

                                                                     Schedule II
                                 Americo Life, Inc. and Subsidiaries

                          Condensed Financial Information of Registrant
                                      Statement of Income
                                    (Dollars in thousands)
                  For the Years Ended December 31, 1997, 1996 and 1995

                                                                               1997          1996          1995
                                                                               ----          ----          ----
Income
   Management and data processing fees from subsidiaries                    $   13,602    $  12,055     $  10,708
   Interest income on surplus debentures receivable                             12,757       12,842        11,053
   Net investment income                                                           428          415           819
   Net realized investment gains (losses)                                         (430)         107            --
   Other income                                                                  4,936        6,673         1,557
                                                                           ------------  -----------   ----------
     Total income                                                               31,293       32,092        24,137
                                                                           -----------   ----------    ----------

Expenses
   Management and advisory fees to parent                                       18,982       15,921        12,823
   Interest expense                                                             12,089       12,263        10,593
   Other operating expenses                                                      2,092        2,958         1,454
   Amortization expense                                                            941          664           301
                                                                             ---------    ---------    ----------
     Total expenses                                                             34,104       31,806        25,171
                                                                             ---------    ---------    ----------
     Income (loss) before provision for (benefit from) income taxes and
 equity in income of subsidiaries                                               (2,811)         286        (1,034)
Provision for (benefit from) income taxes                                          614        1,418          (581)
                                                                             ---------    ---------    ----------
     Loss before equity in income of subsidiaries                               (3,425)      (1,132)         (453)
Equity in income of subsidiaries                                                25,481       28,406        20,183
                                                                             ---------    ---------    ----------
     Net income                                                              $  22,056    $  27,274    $   19,730
                                                                             =========    =========    ==========

                                 See notes to condensed financial information

                                                                    Schedule II
                       Americo Life, Inc. and Subsidiaries

                                 Condensed Financial Information of Registrant
                                            Statement of Cash Flows
                                             (Dollars in thousands)
                           For the Years Ended December 31, 1997, 1996 and 1995

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Cash flows from operating activities
  Net income                                                                $  22,056     $  27,274      $  19,730
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Undistributed equity in earnings of subsidiaries                          (25,481)      (28,406)       (20,183)
    Dividends received from subsidiaries                                           --         8,000             --
    Depreciation and amortization                                               1,572           943            462
    (Increase) decrease in other assets, net of amortization expense              328          (545)        (4,820)
    Decrease in other liabilities                                                 (96)       (1,220)        (1,332)
    Provision for deferred income taxes                                         1,564           408            428
    Increase (decrease) in amounts due to/from affiliates                      (1,183)        4,541         (2,684)
    Other changes                                                                 613          (535)           306
                                                                            ---------     ---------      ---------
    Total adjustments                                                         (22,683)      (16,814)       (27,823)
                                                                            ---------     ---------      ---------
    Net cash provided (used) by operating activities                             (627)       10,460         (8,093)
                                                                            ---------     ---------     ----------

Cash flows from investing activities
  Payment for subsidiary acquired                                                  --            --        (23,252)
  Receipt from UFL for subsidiary acquired                                         --            --          5,500
  Amounts collected on surplus debentures receivable                              524           750             --
  Capital contribution to subsidiary acquired                                      --          (261)            --
  Payment for equity subsidiary acquired                                           --        (4,550)            --
  Purchases of equity securities                                               (5,393)         (663)        (6,289)
  Proceeds from sales of equity securities                                      3,507         3,368             --
  Mortgage loans originated                                                        --           (71)           (74)
  Purchases of property and equipment, net                                       (633)       (1,814)            --
                                                                           -----------   ----------      ---------
    Net cash used by investing activities                                      (1,995)       (3,241)       (24,115)
                                                                           ----------    -----------     ---------

Cash flows from financing activities
  Notes payable issued                                                             --            --         21,000
  Repayments of notes payable                                                    (541)         (506)          (244)
  Debt issue costs                                                                 --            --           (737)
  Dividends paid                                                               (2,000)       (2,000)        (2,000)
                                                                           -----------   ----------     ----------
  Net cash provided (used) by financing activities                             (2,541)       (2,506)        18,019
                                                                           -----------   ----------     ----------

Net increase (decrease) in cash and cash equivalents                           (5,163)        4,713        (14,189)
Cash and cash equivalents at beginning of year                                  5,259           546         14,735
                                                                           -----------   ------------   ----------
Cash and cash equivalents at end of year                                   $       96    $    5,259    $       546
                                                                           ============  ==========    ===========

Supplemental disclosure of cash flow information
  Cash paid during year for interest                                       $   12,095    $   12,280    $    10,432

                  See notes to condensed financial information

                                                                    Schedule II

                         Americo Life, Inc. and Subsidiaries

                 Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information
                               (Dollars in thousands)
             For the Years Ended December 31, 1997, 1996 and 1995

     In 1996, the Company received a dividend totaling $15,673 representing a 50% interest in Argus. Subsequently, the Company received a dividend from Argus consisting of $8,000 cash and a $1,500 note receivable from a related party.

     The Company sold its interest in a subsidiary acquired in 1995 to a wholly-owned subsidiary, in exchange for a surplus debenture for $38,000 and cash of $5,500.

     The  accompanying   condensed  financial  information  should  be  read  in
conjunction with the Consolidated Financial Statements and the accompanying notes thereto in this Form 10-K.

                                                                    Schedule IV

                    Americo Life, Inc. and Subsidiaries

                               Reinsurance
                         (Dollars in thousands)
          For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                      Percentage
                                                                      Assumed                         of Amount
         Year Ended                 Gross        Ceded to Other      From Other           Net          Assumed
        December 31,                Amount          Companies        Companies          Amount          to Net


1997
Insurance in force               $ 44,310,608      $ 13,844,254     $  5,283,041      $ 35,749,395       14.7%
                                 ============      ============     ============      ============       =====

Premiums                         $    244,647      $     48,279     $      7,361      $    203,729        3.6%
                                 ============      ============     ============      ============       =====

1996
Insurance in force               $ 23,125,887      $  5,189,238     $  4,804,462      $ 22,741,111       21.1%
                                 ============      ============     ============      ============       =====

Premiums                         $    174,910      $     35,050     $     25,742      $    165,602       15.5%
                                 ============      ============     ============      ============       =====

1995
Insurance in force               $ 22,836,922      $  4,564,600     $  4,107,256      $ 22,379,578       18.4%
                                 ============      ============     ============      ============       =====

Premiums                         $    176,351      $     41,224     $      5,003      $    140,130        3.6%
                                 ============      ============     ============      ============       =====

                                                                     Schedule V

                      Americo Life, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                      Additions
                                                             ---------------------------
                                                Balance at    Charged to    Charged to                  Balance at
         Year Ended                             Beginning      Cost and       Other                       End of
         December 31,                          of Period      Expenses     Accounts      Deductions      Period
                                                                               (1)
1997
Reserve for impairment of mortgage loans
on real estate                                 $       300   $        --   $       --    $       --  $       300
Write-down for impairment of real estate               107            --           --            --          107
Allowance for receivables from agents                2,123         1,345           --            --        3,468
                                               ------------  ------------  ----------   -----------  -----------
   Total                                       $     2,530   $     1,345   $       --   $        --  $     3,875
                                               ===========   ===========   ==========   ===========  ===========

1996
Reserve for impairment of mortgage loans
on real estate                                 $       300    $       --   $       --    $       --   $       300
Write-down for impairment of real estate               120            --           --            13           107
Allowance for receivables from agents                2,450           250           --           577         2,123
                                               -----------    ----------   ----------    ----------   -----------
   Total                                       $     2,870    $      250   $       --    $      590    $    2,530
                                               ===========    ==========   ==========    ==========   ===========


1995
Reserve for impairment of mortgage loans
on real estate                                 $       908    $       --   $       --    $      608    $       300
Write-down for impairment of real estate               351            --           --           231            120
Allowance for receivables from agents                2,467           195           --           212          2,450
                                               -----------   ------------  -----------   -----------    ----------
     Total                                     $     3,726   $       195   $       --    $    1,051     $    2,870
                                               ===========   ============  ===========   ==========     ==========

                         ----------------------------------------------

(1) Amounts transferred from other allowance accounts.