Form 10-Q
period 1998-03-31
AMERICO LIFE INC
filed 1998-05-15
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998 or

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

                                 NOT APPLICABLE
              Former name, former address and former fiscal year,
                        if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Class and Title of                            Shares Outstanding
         Capital Stock                                as of May 12, 1998
        -------------                                 ------------------
   Common Stock $1.00 Par Value                             10,000

                 See notes to consolidated financial statements

                                                         5
              AMERICO LIFE, INC. AND SUBSIDIARIESCONSOLIDATED BALANCE SHEET
                      (In thousands - unaudited)

                                                                            March 31,              December 31,
                                                                              1998                     1997
                                                                              ----                     ----
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $866,030 and              $   843,000              $   851,823
       $873,935)
     Available for sale, at market (amortized cost: $731,032 and                753,418                  761,084
       $735,955)
   Equity securities, at market (cost: $77,926 and $50,837)                     110,722                   78,949
   Investment in equity subsidiaries                                             14,005                   21,670
   Mortgage loans on real estate, net                                           183,778                  165,630
   Investment real estate, net                                                   27,487                   27,630
   Policy loans                                                                 198,994                  200,137
   Other invested assets                                                         17,649                   18,890
                                                                            -----------              -----------
     Total investments                                                        2,149,053                2,125,813

Cash and cash equivalents                                                        30,021                   36,859
Accrued investment income                                                        27,575                   27,620
Amounts receivable from reinsurers                                            1,447,150                1,429,679
Other receivables                                                                22,244                   23,875
Deferred policy acquisition costs                                                88,074                   87,840
Cost of business acquired                                                       289,045                  300,180
Other assets                                                                     32,809                   29,370
                                                                            -----------              -----------
     Total assets                                                           $ 4,085,971              $ 4,061,236
                                                                            ===========              ===========


Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,500,256              $ 2,486,436
Reserves for future policy benefits                                             857,622                  881,583
Unearned policy revenues                                                         31,839                   36,063
Policy and contract claims                                                       36,577                   36,570
Other policyholder funds                                                         80,611                   75,960
Notes payable                                                                   132,929                  132,884
Amounts payable to reinsurers                                                    17,881                   12,200
Federal income taxes payable                                                        368                      164
Deferred income taxes                                                            59,754                   58,126
Due to broker                                                                    44,443                   31,836
Amounts due to affiliates                                                         3,130                    3,137
Other liabilities                                                                69,986                   59,415
                                                                            -----------              -----------
     Total liabilities                                                        3,835,396                3,814,374

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Net unrealized investment gains                                               57,117                   56,973
   Retained earnings                                                            189,703                  186,134
                                                                            -----------              -----------
     Total stockholder's equity                                                 250,575                  246,862
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,085,971              $ 4,061,236
                                                                            ===========              ===========


                     AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                              1998                     1997
Income
Premiums and policy revenues                                                $    53,972              $    41,323
Net investment income                                                            56,087                   49,608
Net realized investment gains                                                       461                      493
Other income                                                                      1,084                      110
                                                                            -----------              -----------
   Total income                                                                 111,604                   91,534

Benefits and Expenses
Policyholder benefits:
   Death benefits                                                                29,899                   26,111
   Interest credited on universal life and annuity products                      26,666                   23,120
   Other policyholder benefits                                                   12,679                   13,440
   Change in reserves for future policy benefits                                 (5,977)                  (4,435)
Commissions                                                                       3,139                    2,929
Amortization expense                                                             15,133                    6,660
Interest expense                                                                  2,985                    3,007
Other operating expenses                                                         21,112                   15,287
                                                                            -----------              -----------

   Total benefits and expenses                                                  105,636                   86,119
                                                                            -----------              -----------

   Income before provision for income taxes                                       5,968                    5,415

Provision for income taxes                                                        1,899                    1,651
                                                                            -----------              -----------

     Net income                                                             $     4,069              $     3,764
                                                                            ===========              ===========

Net income per common share                                                 $    406.90              $    376.40
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                                1998                     1997

Cash flows from operating activities
Net income                                                                    $     4,069              $     3,764

Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                   17,516                    6,973
   Deferred policy acquisition costs                                               (9,566)                  (4,346)
   Undistributed earnings of equity subsidiaries                                     (335)                    (893)
   Distribution of earnings from equity subsidiaries                                6,750                        -
   Amortization of unrealized gains                                                (2,163)                  (1,485)
   (Increase) decrease in assets:
     Accrued investment income                                                         45                      754
     Amounts receivable from reinsurers                                           (21,055)                 (13,965)
     Other receivables                                                              2,881                  (11,697)
     Amounts due from affiliates                                                        -                   (1,821)
     Other assets, net of amortization expense                                     (4,178)                  (2,211)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                 (1,048)                  (3,397)
     Reserves for future policy benefits and unearned policy revenues             (19,774)                  (2,616)
     Policy and contract claims                                                         7                   (2,147)
     Other policyholder funds                                                       4,651                    2,846
     Amounts payable to reinsurers                                                  5,681                   (2,767)
     Provision for deferred income taxes                                            1,550                    3,067
     Federal income tax payable                                                       204                        -
     Amounts due to affiliates                                                         (7)                  (2,168)
     Other liabilities                                                             10,571                    9,930
   Net realized gains on investments sold                                            (461)                    (493)
   Amortization on bonds and mortgage loans                                          (144)                   1,279
   Other changes                                                                      445                   (1,639)
                                                                              -----------              -----------

     Total adjustments                                                             (8,430)                 (26,796)
                                                                              -----------              -----------

Net cash used by operating activities                                              (4,361)                 (23,032)
                                                                              -----------              -----------



                                                                                                        (continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                              1998                     1997
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $   (39,988)             $   (31,826)
   Purchases of other investments                                               (58,490)                 (79,102)
   Mortgage loans originated                                                    (22,999)                       -
   Maturities or redemptions of fixed maturity investments                        2,673                    9,679
   Sales of fixed maturity available for sale investments                        51,863                  113,601
   Sales of other investments                                                    31,347                   69,082
   Repayments from mortgage loans                                                 5,026                   14,002
   Change in due to broker                                                       12,607                  (49,984)
   Change in policy loans                                                         1,143                    1,860
                                                                            -----------              -----------
     Net cash provided (used) by investing activities                           (16,818)                  47,312

Cash flows from financing activities
   Receipts credited to policyholder account balances                            67,049                   45,662
   Return of policyholder account balances                                      (52,181)                 (25,983)
   Dividends paid                                                                  (500)                    (500)
   Repayments of notes payable                                                      (27)                     (10)
                                                                            -----------              -----------
     Net cash provided by financing activities                                   14,341                   19,169
                                                                            -----------              -----------

Net increase (decrease) in cash and cash equivalents                             (6,838)                  43,449
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                 36,859                   96,069
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $    30,021              $   139,518
                                                                            ===========              ===========

                                                         8
                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For The Three Months Ended March 31, 1998 and 1997
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1997 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1997 consolidated financial statements. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the expected results for the full year 1998, nor the results experienced for the year 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes new guidelines for public business enterprises to report financial and descriptive information about their operating segments. These statements are effective for financial statement periods beginning after December 15, 1997, but are not required disclosures for interim period financial statements in 1998. Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                                                   1998                      1997
                                                                   ----                      ----
Net income                                                     $    4,069                   $ 3,764
Other comprehensive income                                            144                    (5,624)
                                                               ----------                  --------
Comprehensive income                                           $    4,213                  ($ 1,860)
                                                               ==========                  ========

In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments and a related asset for assessments which may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption encouraged. Management has not determined the effects, if any, of adopting this SOP on the Company's consolidated financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Previously reported amounts for the prior year have in some instances been reclassified to conform to the current year presentation.

                       AMERICO LIFE, INC. AND SUBSIDIARIES

2.       STOCKHOLDER'S EQUITY

Following are the components of net unrealized investment gains:


                                                      March 31,            December 31,          Three Months Ended
                                                        1998                  1997                 March 31, 1998
                                                       ------                ------               -----------------
Investment securities:
    Fixed maturities available for sale               $    22,417           $    25,129            $    (2,712)
    Fixed maturities reclassified from
available for sale to held to maturity                     43,406                44,550                 (1,144)
Equity securities                                          32,796                28,112                  4,684
                                                      -----------           -----------            -----------
                                                           98,619                97,791                    828

Effect on other balance sheet accounts                    (11,996)              (11,321)                  (675)
Deferred income-taxes                                     (29,506)              (29,497)                    (9)
                                                      -----------           -----------            -----------
    Net unrealized investment gains                   $    57,117           $    56,973            $       144
                                                      ===========           ===========            ===========

During the three months ended March 31, 1998, the Company paid dividends to Financial Holding Corporation (FHC) totaling $500.

3.       COMMITMENTS AND CONTINGENCIES

The  Company's  subsidiary,   Great  Southern  Life  Insurance  Company  ("Great
Southern"), is a defendant in lawsuits filed as purported class actions asserting claims related to sales practices of certain life insurance products. Great Southern intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

4.        SUBSEQUENT EVENT

On May 10, 1998, Great Southern sold all of the outstanding common stock of Investors Guaranty Life Insurance Company ("Investors Guaranty"), a wholly-owned subsidiary, resulting in a gain of approximately $5.0 million. The total assets of Investors Guaranty at March 31, 1998 were $31.5 million. The insurance business of Investors Guaranty is reinsured to an unaffiliated insurance company under a coinsurance agreement and subsequently reinsured to Great Southern under a modified coinsurance agreement on a 70% quota share basis. These reinsurance agreements are unaffected by the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company entered into a transaction in 1997 which affects the comparability of the Company's results of operations for the three month periods ended March 31, 1998 and 1997.

In April 1997, Great Southern acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty from Farmers Group, Inc. pursuant to a stock purchase agreement. The acquisition was accounted for using the purchase method of accounting. In April 1997, Ohio State and Investors Guaranty entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to an unaffiliated insurance company (the "Reinsurer") in exchange for a ceding commission of $145.7 million. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. At March 31, 1998, the insurance business of Ohio State and Investors Guaranty, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $656.7 million. The results of operations of this acquired business from the date of the acquisition, less the net 30% coinsurance retained by the Reinsurer, are included in the Company's results of operations for the three months ended March 31, 1998.

The Ohio State and Investors Guaranty transaction will hereinafter be referred to as the Acquisition. The following table summarizes the effects on the individual income statement components of the Acquisition for the three months ended March 31, 1998 (in millions):

Premiums and policy revenues                                           $  14.0
Net investment income                                                      6.9
Other income                                                               0.9
Policyholder benefits                                                     11.8
Commissions                                                                0.6
Amortization expense                                                       4.2
Other operating expense                                                    4.8

The other operating expenses in the above table include only the direct expenses related to providing administration of the policies and assets of the Acquisition. The other operating expenses shown do not include any allocation of indirect or overhead expenses.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Income before income taxes for the three months ended March 31, 1998 was $6.0 million compared to $5.4 million for the three months ended March 31, 1997. The primary reasons for the increase, excluding the impact of the Acquisition, were
(i) an increase in amortization expense, partially offset by (ii) a decrease in policyholder benefits. These items and other significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues totaled $54.0 million for the three months ended March 31, 1998 compared to $41.3 million for the three months ended March 31, 1997. Excluding the effect of the Acquisition, premiums and policy revenues decreased $1.3 million from 1997 to 1998. This decrease is primarily due to the Company currently writing small amounts of new traditional life insurance products; therefore, traditional life insurance premiums are decreasing as the amount of in-force business decreases.

Net investment income. Net investment income increased $6.5 million for the three months ended March 31, 1998 from the three months ended March 31, 1997. Excluding the effect of the Acquisition, net investment income was substantially unchanged between 1998 and 1997.

Other income. Other income totaled $1.0 million for the three months ended March 31, 1998 compared to $0.1 million for the three months ended March 31, 1997. Other income in 1998 includes a servicing fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies. Excluding the effect of the Acquisition, other income was substantially unchanged between 1998 and 1997.

Policyholder benefits. Policyholder benefits totaled $63.3 million for the three months ended March 31, 1998 compared to $58.2 million for the three months ended March 31, 1997. Excluding the effect of the Acquisition, policyholder benefits decreased $6.7 million from 1997 to 1998. This decrease resulted primarily from
(i) a $1.7 million decrease in interest credited on universal life and annuity fund balances and (ii) a $1.7 million decrease in death benefits from 1997 to 1998.

Amortization expense. Amortization expense totaled $15.1 million for the three months ended March 31, 1998 compared to $6.7 million for the three months ended March 31, 1997. Excluding the effect of the Acquisition, amortization expense increased $4.2 million from 1997 to 1998. The higher amortization expense in 1998 includes the effect of increased surrenders in a closed block of annuity business acquired during 1996.

Other operating expenses. Other operating expenses totaled $21.1 million for the three months ended March 31, 1998 compared to $15.3 million for the three months ended March 31, 1997. Excluding the effect of the Acquisition, other operating expenses increased $1.0 million from 1997 to 1998. The primary reasons for the increase in operating expenses from 1997 to 1998 is increased depreciation expense in 1998 resulting from purchases of computer equipment during 1997, and increased professional fees in 1998.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1997 to March 31, 1998 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at March 31, 1998 remained consistent with December 31, 1997. Non-investment grade securities totaled less than 0.6% of the Company's total fixed maturity investments at March 31, 1998. The Company has not made any significant changes to its investment philosophy during 1998.

The Company's net unrealized investment gains increased $0.1 million during the first three months of 1998. Offsetting the $4.7 million increase in the net unrealized investment gains on equity securities, the market values of the Company's fixed maturity investment securities decreased. The components of the change during the three months ended March 31, 1998 were (in millions):

Gross unrealized investment gains                                         $ 0.8
Effect on insurance assets and liabilities                                 (0.7)
Deferred income tax effect                                                    -
                                                                          -----
                                                                          $ 0.1

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

From time to time the Company is party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

As  previously  reported in the  Company's  December  31, 1997 Form 10-K,  Great
Southern is a defendant in four purported class action lawsuits alleging deceptive sales practices in the marketing of its whole life and universal life insurance policies and seeking unspecified compensatory, punitive and/or treble damages. On May 5, 1998, the U.S. Judicial Panel on Multidistrict Litigation ordered that these lawsuits be transferred to the U.S. District Court for the Northern District of Texas for consolidated pretrial proceedings. A fifth purported class action lawsuit making similar allegations, Ernest Marqoquin v. Great Southern Life Insurance Company and Dale Darnell, was filed against Great Southern on February 11, 1998 in Cameron County District Court, Texas. On March 19, 1998, Great Southern removed this case to the United States District Court for the Southern District of Texas. Great Southern is seeking to have this case added to the consolidated multidistrict litigation proceedings. Great Southern intends to defend all of these cases vigorously. There can be no assurance that the foregoing or any future litigation relating to pricing and sales practices will not have a material adverse effect on the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

2.4                            Stock Purchase  Agreement dated February 27, 1998 between Great Southern Life Insurance
                               Company and John Hancock Mutual Life Insurance Company.

4.2(c)(3)                      Amendment No. 2 to the amended and restated  credit  agreement dated as of February 27,
                               1997, between the Registrant and The Chase Manhattan Bank as administrative agent.

4.2(c)(4)                      Amendment No. 3 to the amended and restated  credit  agreement dated as of February 27,
                               1997, between the Registrant and The Chase Manhattan Bank as administrative agent.

27                             Financial Data Schedule.

------------ ----------------- ----------------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 1998.

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


Date:  May 15, 1998