Form 10-Q
period 1998-06-30
AMERICO LIFE INC
filed 1998-08-14
CIK 908139

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                   Class and Title of               Shares Outstanding
                      Capital Stock                as of August 12, 1998
                      -------------                ---------------------
              Common Stock $1.00 Par Value                 10,000

                      AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                            June 30,               December 31,
                                                                              1998                     1997
                                                                              ----                     ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $860,989 and              $   830,824              $   851,823
       $873,935)
     Available for sale, at market (amortized cost: $734,327 and                761,711                  761,084
       $735,955)
   Equity securities, at market (cost: $75,635 and $50,837)                     110,642                   78,949
   Investment in equity subsidiaries                                             14,514                   21,670
   Mortgage loans on real estate, net                                           178,650                  165,630
   Investment real estate, net                                                   18,945                   27,630
   Policy loans                                                                 198,344                  200,137
   Other invested assets                                                         19,191                   18,890
                                                                            -----------              -----------
     Total investments                                                        2,132,821                2,125,813

Cash and cash equivalents                                                        96,323                   36,859
Accrued investment income                                                        27,041                   27,620
Amounts receivable from reinsurers                                            1,463,681                1,429,679
Federal income taxes receivable                                                      96                        -
Other receivables                                                                17,740                   23,875
Deferred policy acquisition costs                                                88,005                   87,840
Cost of business acquired                                                       274,045                  300,180
Other assets                                                                     34,028                   29,370
                                                                            -----------              -----------
     Total assets                                                           $ 4,133,780              $ 4,061,236
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,495,876              $ 2,486,436
Reserves for future policy benefits                                             852,871                  881,583
Unearned policy revenues                                                         30,283                   36,063
Policy and contract claims                                                       39,170                   36,570
Other policyholder funds                                                         88,171                   75,960
Notes payable                                                                   132,716                  132,884
Amounts payable to reinsurers                                                    21,615                   12,200
Federal income taxes payable                                                          -                      164
Deferred income taxes                                                            63,714                   58,126
Due to broker                                                                    82,978                   31,836
Amounts due to affiliates                                                         5,487                    3,137
Other liabilities                                                                60,320                   59,415
                                                                            -----------              -----------
     Total liabilities                                                        3,873,201                3,814,374

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Net unrealized investment gains                                               56,592                   56,973
   Retained earnings                                                            200,232                  186,134
                                                                            -----------              -----------
     Total stockholder's equity                                                 260,579                  246,862
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,133,780              $ 4,061,236
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                           Three months                        Six months
                                                          Ended June 30,                     Ended June 30,
                                                       1998            1997               1998            1997
                                                       ----            ----               ----            ----
Income
Premiums and policy revenues                      $      55,781   $      55,164      $     109,753   $      96,488
Net investment income                                    55,640          59,583            111,727         109,191
Net realized investment gains                             5,755           2,958              6,216           3,452
Other income                                              6,026           1,602              7,110           1,711
                                                  -------------   -------------      -------------   -------------
   Total income                                         123,202         119,307            234,806         210,842

Benefits and Expenses
Policyholder benefits:
   Death benefits                                        25,702          29,986             55,601          56,097
   Interest credited on universal life and
   annuity        products                               26,960          28,879             53,626          52,000
   Other policyholder benefits                           15,983          15,271             28,662          28,711
   Change in reserves for future policy benefits         (6,343)         (3,149)           (12,320)         (7,584)
Commissions                                               2,466           3,206              5,605           6,134
Amortization expense                                     17,348          11,449             32,481          18,109
Interest expense                                          2,988           3,026              5,973           6,033
Other operating expenses                                 21,398          20,360             42,510          35,647
                                                  -------------   -------------      -------------   -------------

   Total benefits and expenses                          106,502         109,028            212,138         195,147
                                                  -------------   -------------      -------------   -------------

   Income before provision for income taxes              16,700          10,279             22,668          15,695

Provision for income taxes                                5,671           3,154              7,570           4,806
                                                  -------------   -------------      -------------   -------------

     Net income                                   $      11,029   $       7,125      $      15,098   $      10,889
                                                  =============   =============      =============   =============

Net income per common share                       $     110.29    $      71.25       $     150.98    $     108.89
                                                  ============    ============       ============    ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                          Six Months
                                                                                        Ended June 30,
                                                                                  1998                     1997

Cash flows from operating activities
Net income                                                                    $    15,098              $    10,889
                                                                               ----------               ----------

Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                   35,209                   20,003
   Deferred policy acquisition costs                                              (20,327)                 (13,994)
   Undistributed earnings of equity subsidiaries                                   (1,165)                  (2,636)
   Distribution of earnings from equity subsidiaries                                8,323                        -
   Amortization of unrealized gains                                                   (52)                  (3,445)
   (Increase) decrease in assets:
     Accrued investment income                                                        233                      925
     Amounts receivable from reinsurers                                           (34,750)                 (40,752)
     Other receivables                                                              5,832                   (4,023)
     Other assets, net of amortization expense                                     (6,092)                   3,205
   Increase (decrease) in liabilities:
     Policyholder account balances                                                 13,372                   (8,270)
     Reserves for future policy benefits and unearned policy revenues             (26,081)                  11,982
     Policy and contract claims                                                     2,599                     (950)
     Other policyholder funds                                                      12,211                      137
     Amounts payable to reinsurers                                                  9,415                    3,966
     Provision for deferred income taxes                                            4,185                    1,560
     Federal income taxes payable                                                    (260)                   1,477
     Amounts due to affiliates                                                      1,361                    5,235
     Other liabilities                                                              1,270                        -
   Net realized gains on investments sold                                          (6,216)                  (3,452)
   Gain on sale of subsidiary                                                      (4,855)                       -
   Amortization on bonds and mortgage loans                                             -                       67
   Other changes                                                                    3,982                   (3,304)
                                                                              -----------              -----------

     Total adjustments                                                             (1,806)                 (32,269)
                                                                              -----------              -----------

Net cash provided (used) by operating activities                                   13,292                  (21,380)
                                                                              -----------              -----------



                                                         (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                                1998                     1997
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $  (121,694)             $  (170,186)
   Purchases of other investments                                               (89,805)                 (50,827)
   Mortgage loans originated                                                    (29,727)                    (335)
   Maturities or redemptions of fixed maturity investments                       31,394                   40,061
   Sales of fixed maturity available for sale investments                       107,367                  230,501
   Sales of equity securities                                                    56,269                  147,944
   Sales of other investments                                                    13,256                   14,567
   Payment for subsidiaries acquired, net of cash acquired                            -                 (246,348)
   Sale of subsidiary, net of cash sold                                          13,778                        -
   Repayments from mortgage loans                                                15,365                   19,320
   Change in due to brokers                                                      51,142                  (27,790)
   Change in policy loans                                                         3,786                    2,621
                                                                            -----------              -----------
     Net cash provided (used) by investing activities                            51,131                  (40,472)
                                                                            -----------              -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                           134,424                   94,512
   Return of policyholder account balances                                     (138,356)                 (51,611)
   Repayments of notes payable                                                      (27)                    (287)
   Dividends paid                                                                (1,000)                  (1,000)
                                                                            -----------              -----------
     Net cash provided (used) by financing activities                            (4,959)                  41,614
                                                                            -----------              -----------

Net increase (decrease) in cash and cash equivalents                             59,464                  (20,238)
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                 36,859                   96,069
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $    96,323              $    75,831
                                                                            ===========              ===========


Supplemental schedule of non-cash investing and financial activities

   Acquisition of subsidiaries:
   Fair value of assets acquired, net of cash acquired                      $         -              $   947,498
   Liabilities assumed                                                                -                 (701,150)
                                                                            -----------              -----------
   Payments for subsidiaries acquired, net of cash acquired                 $         -              $   246,348
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1998 and 1997
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1997 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1997 consolidated financial statements. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the expected results for the full year 1998, nor the results experienced for the year 1997.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes new guidelines for public business enterprises to report financial and descriptive information about their operating segments. These statements are effective for financial statement periods beginning after December 15, 1997, however SFAS No. 131 does not required disclosures for interim period financial statements in 1998. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                               Three Months     Three Months    Six Months Ended    Six Months
                                                  Ended             Ended        June 30, 1998         Ended
                                                                                 -------------
                                              June 30, 1998     June 30, 1997                      June 30, 1997
                                              -------------     -------------                      -------------

Net income                                       $  11,029         $   7,125        $  15,098         $  10,889
Other comprehensive income                            (525)           10,024             (381)            4,400
                                                 ---------         ---------        ---------         ---------
Comprehensive income                             $  10,504         $  17,149        $  14,717         $  15,289
                                                 =========         =========        =========         =========

In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments and a related asset for assessments that may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with early adoption encouraged. Management has not determined the effects, if any, of adopting this SOP on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adoption of this accounting standard will not have a material impact on the consolidated financial statements of the Company.

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

                       AMERICO LIFE, INC. AND SUBSIDIARIES

2.       STOCKHOLDER'S EQUITY

Following are the components of net unrealized investment gains:

                                                                                                   Six Months
                                                       June 30,            December 31,               Ended
                                                         1998                  1997               June 30, 1998
                                                         ----                  ----               -------------
Investment securities:
    Fixed maturities available for sale               $   27,384            $   25,129             $    2,255
    Fixed maturities reclassified from
available for sale to held to maturity                    40,597                44,550                 (3,953)
    Equity securities                                     35,007                28,112                  6,895
                                                      ----------            ----------             ----------
                                                         102,988                97,791                  5,197

Effect on other balance sheet accounts                   (17,104)              (11,321)                (5,783)
Deferred income taxes                                    (29,292)              (29,497)                   205
                                                      ----------            ----------             ----------
    Net unrealized investment gains                   $   56,592            $   56,973             $     (381)
                                                      ==========            ==========             ==========

During the six months ended June 30, 1998, the Company paid dividends to Financial Holding Corporation ("FHC") totaling $1,000.

3.       COMMITMENTS AND CONTINGENCIES

The Company and/or its subsidiary, Great Southern Life Insurance Company ("Great Southern"), are defendants in lawsuits filed as purported class actions asserting claims related to sales practices of certain life insurance and annuity products. The Company intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

4.        SALE OF SUBSIDIARY

On May 8, 1998, Great Southern sold all of the outstanding common stock of Investors Guaranty Life Insurance Company ("Investors Guaranty"), a wholly-owned subsidiary, for $14,793, resulting in a gain of $4,855. All of the insurance business of Investors Guaranty is reinsured to an unaffiliated insurance company under a coinsurance agreement and subsequently reinsured to Great Southern under a modified coinsurance agreement on a 70% quota share basis. These reinsurance agreements are unaffected by the sale. As of the date of sale, Investors Guaranty had assets totaling $10.3 million and liabilities totaling $0.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion analyzes signficant items affecting the results of operations and the financial condition of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "plan", "anticipate", "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and surrenders of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

In April 1997, Great Southern acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("Investors Guaranty") from Farmers Group, Inc. pursuant to a stock purchase agreement. The acquisition was accounted for using the purchase method of accounting. In April 1997, Ohio State and Investors Guaranty entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to an unaffiliated insurance company (the "Reinsurer") in exchange for a ceding commission of $145.7 million. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. At June 30, 1998, the insurance business of Ohio State and Investors Guaranty, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $654.4 million. The results of operations of this business acquired in 1997, less the net 30% coinsurance retained by the Reinsurer, are included in the Company's results of operations for the three and six months ended June 30, 1998 and the three months ended June 30, 1997.

The Ohio State and Investors Guaranty transaction will hereinafter be referred to as the Acquisition. The following table summarizes the effects on the individual income statement components of the Acquisition for the six months ended June 30, 1998 and 1997 (in millions):

                                                                      Six Months                Six Months
                                                                        Ended                     Ended
                                                                    June 30, 1998             June 30, 1997
                                                                    -------------             -------------

Premiums and policy revenues                                             $27.4                     $13.6
Net investment income                                                     13.2                       7.3
Other income                                                               2.0                       1.6
Policyholder benefits                                                     24.1                      12.1
Commissions                                                                0.1                       0.8
Amortization expense                                                       8.4                       3.6


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Income before income taxes for the six months ended June 30, 1998 was $22.7 million compared to $15.7 million for the six months ended June 30, 1997. The primary reasons for the increase, excluding the impact of the Acquisition, were
(i) a gain on the sale of  Investors  Guaranty,  (ii) lower death  benefits  and
(iii) an increase in net realized investment gains, partially offset by (iv) an increase in amortization expense. The Company recorded $1.3 million related to expenses for the relocation of its Columbus, Ohio operations during the three months ended June 30, 1998. These items and other significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues totaled $109.8 million for the six months ended June 30, 1998 compared to $96.5 million for the six months ended June 30, 1997. Excluding the effect of the Acquisition, premiums and policy revenues decreased $0.5 million from 1997 to 1998. Traditional premiums decreased $1.6 million because lapses of the Company's traditional policies exceeded the issues of new traditional policies. This decrease was offset by an increase in policy revenues resulting from increased surrender charges of $1.8 million from a closed block of annuity business.





Net investment income. Net investment income totaled $111.7 million for the six months ended June 30, 1998 compared to $109.2 million for the six months ended June 30, 1997. Excluding the effect of the Acquisition, net investment income decreased $3.4 million due to a $1.2 million decrease in income from equity subsidiaries.

Net realized investment gains. Net realized investment gains totaled $6.2 million for the six months ended June 30, 1998 compared to the $3.5 million for the six months ended June 30, 1997. During 1998, the Company recorded gains of $3.2 million from the sale of investment real estate.

Other income. Other income totaled $7.1 million for the six months ended June 30, 1998 compared to $1.7 million for the six months ended June 30, 1997. Other income includes an administrative service fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies. Excluding the effect of the Acquisition, other income increased $5.0 million from 1997 to 1998 resulting from a gain of $4.9 million in May 1998 from the sale of Investors Guaranty.

Policyholder benefits. Policyholder benefits totaled $125.6 million for the six months ended June 30, 1998 compared to $129.2 million for the six months ended June 30, 1997. Excluding the effect of the Acquisition, policyholder benefits decreased $15.6 million from 1997 to 1998. This decrease resulted primarily from
(i) a $7.2 million decrease in death benefits, (ii) a $3.7 million decrease in interest credited on universal life and annuity fund balances, and (iii) a $4.5 million increase in the amount of benefit reserves released from 1997 to 1998 associated with the lower traditional premiums referred to above.

Amortization expense. Amortization expense totaled $32.5 million for the six months ended June 30, 1998 compared to $18.1 million for the six months ended June 30, 1997. Excluding the effect of the Acquisition, amortization expense increased $9.6 million from 1997 to 1998. The higher amortization expense in 1998 resulted primarily from (i) increased surrenders in a closed block of annuity business and (ii) increased amortization of deferred policy acquisition costs on Great Southern's universal life insurance business.

Other operating expenses. Other operating expenses totaled $42.5 million for the six months ended June 30, 1998 compared to $35.6 million for the six months ended June 30, 1997. The increase resulted from the operations of Ohio State and Investors Guaranty acquired in April 1997. This increase also includes $1.3 million of expenses related to the relocation of the Company's Columbus, Ohio operations to other Company locations during 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Income before income taxes for the three months ended June 30, 1998 was $16.7 million compared to $10.3 million for the three months ended June 30, 1997. The primary reasons for the increase, were (i) an increase in realized investment gains, (ii) a gain on the sale of Investors Guaranty and (iii) lower death benefits, partially offset by (iv) an increase in amortization expense. The Company also recorded $1.3 million of expenses related to the relocation of the Company's Columbus, Ohio operations to other Company locations during the three months ended June 30, 1998. These items and other significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues totaled $55.8 million for the three months ended June 30, 1998 compared to $55.2 million for the three months ended June 30, 1997. Traditional premiums decreased $1.5 million because lapses of the Company's traditional policies exceeded the issues of new traditional policies. This decrease was offset by an increase in policy revenues resulting from increased surrender charges of $2.3 million from a closed block of annuity business acquired in 1996.

Net investment income. Net investment income totaled $55.6 million for the three months ended June 30, 1998 compared to $59.6 million for the three months ended June 30, 1997. This decrease was due to a decrease in income from equity subsidiaries of $1.2 million.

Net realized investment gains. Net realized investment gains totaled $5.8 million for the three months ended June 30, 1998 compared to the $3.0 million for the three months ended June 30, 1997. During 1998, the Company recorded gains of $3.2 million from the sale of investment real estate.


Other income. Other income totaled $6.0 million for the three months ended June 30, 1998 compared to $1.6 million for the three months ended June 30, 1997. Other income includes an administrative service fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies. The Company realized a gain of $4.9 million in May 1998 from the sale of Investors Guaranty.

Policyholder benefits. Policyholder benefits totaled $62.3 million for the three months ended June 30, 1998 compared to $71.0 million for the three months ended June 30, 1997. This decrease resulted primarily from (i) a $4.3 million decrease in death benefits, (ii) a $1.9 million decrease in interest credited on universal life and annuity fund balances, and (iii) a $3.2 million increase in the amount of benefit reserves released from 1997 to 1998 associated with the lower traditional premiums referred to above.

Amortization expense. Amortization expense totaled $17.3 million for the three months ended June 30, 1998 compared to $11.4 million for the three months ended June 30, 1997. The higher amortization expense in 1998 resulted primarily from (i) increased surrenders in a closed block of annuity business and (ii) increased amortization of deferred policy acquisition costs on Great Southern's universal life insurance business.

Other operating expenses. Other operating expenses totaled $21.4 million for the three months ended June 30, 1998 compared to $20.4 million for the three months ended June 30, 1997. This increase includes $1.3 million of expenses related to the relocation of the Company's Columbus, Ohio operations to other Company locations during 1998.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1997 to June 30, 1998 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at June 30, 1998 remained consistent with December 31, 1997. Non-investment grade securities totaled less than 2.0% of the Company's total fixed maturity investments at June 30, 1998. The Company has not made any significant changes to its investment philosophy during 1998.

The Company's net unrealized investment gains decreased $0.4 million during the first six months of 1998. A $6.9 million increase in the gross unrealized investment gains on equity securities was offset by the market value decline of the Company's fixed maturity investment securities. The components of the change during the six months ended June 30, 1998 were (in millions):

Gross unrealized investment gains                                               $     5.2
Effect on insurance assets and liabilities                                           (5.8)
Deferred income tax effect                                                            0.2
                                                                                ---------
                                                                                $    (0.4)

YEAR 2000

Many existing computer programs were designed and developed without regard to the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company is dependent on computer systems and applications to conduct its business. The
Company's significant processing applications are maintained by an outside vendor. Management and vendor representatives have developed a conversion plan to prepare the Company's systems for year 2000 compliance. The cost of testing and conversion of system applications is not expected to be material to the Company, because much of the conversion programming will be the responsibility of the outside vendor. Management believes that planned modifications to existing systems and conversions to new systems will be complete before the year 2000 and that year 2000 issues will not pose a significant problem to the Company. The Company is initiating formal communications with its outside business partners to determine the extent to which they will be year 2000 compliant. Where practicable, the Company will assess and attempt to mitigate its risks with respect to such third parties. The Company is not able to estimate the effect, if any, on its results of operations from the failure of such parties to be year 2000 compliant.

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

From time to time the Company is party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

As  previously  reported in the  Company's  December  31, 1997 Form 10-K,  Great
Southern is a defendant in four purported class action lawsuits alleging deceptive sales practices in the marketing of its whole life and universal life insurance policies and seeking unspecified compensatory, punitive and/or treble damages. On May 5, 1998, the U.S. Judicial Panel on Multidistrict Litigation ordered that these lawsuits be transferred to the U.S. District Court for the Northern District of Texas for consolidated pretrial proceedings. On August 10, 1998, the plaintiffs in these actions filed a consolidated amended complaint adding the Company as a defendant. The Company intends to defend all of these cases vigorously. There can be no assurance that the foregoing or any future litigation relating to pricing and sales practices will not have a material adverse effect on the Company.

On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation were joined as defendants in a purported class action lawsuit alleging fraud, unlawful business practices and violations of the California Consumer Legal Remedy Act in connection with the sale of, and the imposition of surrender charges under, deferred annuity contracts to Californians aged 65 or older (Gularte v. Fremont Life Insurance Company, et. al., Los Angeles Superior Court, Los Angeles, California). Plaintiff seeks declaratory and injunctive relief and unspecified compensatory and punitive damages. The Company has yet to file an answer, but it intends to defend this case vigorously. There can be no assurance that this action will not have a material adverse effect on the Company.

Great Southern and the Company, together with one of Great Southern's general agents, Great American Life Underwriter ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern Life and the Company, are named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et. al. V. Great American Life Underwriters, et. al., District Court, Dallas, Texas). Plaintiffs who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in a company (Entrepreneur Corporation) to be made public at some point in the future. Plaintiffs claim actual and exemplary damages in an unspecified amount. The Company and its officers intend to defend this case vigorously. There can be no assurance that this action will not have a material adverse effect on the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

2.4 Stock Purchase Agreement dated February 27, 1998 between Great Southern Life Insurance Company and John Hancock Mutual Life Insurance Company (incorporated by reference from Exhibit 2.4 to Registrant's Form 10-Q [File No. 33-64820] for the quarter ended March 31, 1998).

3.1 Restated Articles of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to Registrant's Form S-4 [File No. 33-64820] filed June 22, 1993).

3.2 Bylaws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to Registrant's Form S-4 [File No. 33-64820] filed June 22, 1993).

4.2(c)(3)                      Amendment No. 2 dated April 6, 1998 to the
                               amended and restated credit agreement dated as of February 27, 1997, between the Registrant and
                               The Chase  Manhattan Bank as administrative agent
                               (incorporated by reference from Exhibit 4.2(c)(3) to Registrant's Form 10-Q [File No. 33-64820] for the quarter ended March 31, 1998).

4.2(c)(4)                      Amendment  No.  3  dated  April  30,  1998 to the
                               amended and restated credit agreement dated as of February 27, 1997, between the Registrant and The
                               Chase  Manhattan  Bank  as  administrative  agent
                               (incorporated by reference from Exhibit 4.2(c)(4) to Registrant's Form 10-Q [File No. 33-64820] for the quarter ended March 31, 1998).

27                             Financial Data Schedule.

------------ ----------------- -----------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended June 30, 1998.

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


Date:  August 14, 1998