Form 10-Q
period 1998-09-30
AMERICO LIFE INC
filed 1998-11-16
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1998 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class and Title of                        Shares Outstanding
            Capital Stock                         as of November 13, 1998
           -------------                          -----------------------
       Common Stock $1.00 Par Value                        10,000

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)

                                                                          September 30,            December 31,
                                                                              1998                     1997
                                                                              ----                     ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $870,533 and
       $873,935)                                                            $   823,861              $   851,823
     Available for sale, at market (amortized cost: $780,934 and
       $735,955)                                                                815,025                  761,084
   Equity securities, at market (cost: $48,859 and $50,837)                      81,124                   78,949
   Investment in equity subsidiaries                                             15,404                   21,670
   Mortgage loans on real estate, net                                           192,183                  165,630
   Investment real estate, net                                                   18,957                   27,630
   Policy loans                                                                 194,685                  200,137
   Other invested assets                                                         23,014                   18,890
                                                                            -----------              -----------
     Total investments                                                        2,164,253                2,125,813

Cash and cash equivalents                                                        73,091                   36,859
Accrued investment income                                                        29,776                   27,620
Amounts receivable from reinsurers                                            1,378,086                1,429,679
Other receivables                                                                38,323                   23,875
Deferred policy acquisition costs                                                86,946                   87,840
Cost of business acquired                                                       259,762                  300,180
Amounts due from affiliate                                                        9,506                        -
Other assets                                                                     36,917                   29,370
                                                                            -----------              -----------
     Total assets                                                           $ 4,076,660              $ 4,061,236
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,513,060              $ 2,486,436
Reserves for future policy benefits                                             835,126                  881,583
Unearned policy revenues                                                         29,343                   36,063
Policy and contract claims                                                       35,374                   36,570
Other policyholder funds                                                         92,186                   75,960
Notes payable                                                                   132,751                  132,884
Amounts payable to reinsurers                                                    17,189                   12,200
Federal income taxes payable                                                          -                      164
Deferred income taxes                                                            63,047                   58,126
Due to broker                                                                    49,222                   31,836
Amounts due to affiliates                                                             -                    3,137
Other liabilities                                                                52,612                   59,415
                                                                            -----------              -----------
     Total liabilities                                                        3,819,910                3,814,374

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Net unrealized investment gains                                               55,485                   56,973
   Retained earnings                                                            197,510                  186,134
                                                                            -----------              -----------
     Total stockholder's equity                                                 256,750                  246,862
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,076,660              $ 4,061,236
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                           Three months                       Nine months
                                                       Ended September 30,                Ended September 30,
                                                       1998            1997               1998            1997
Income
Premiums and policy revenues                      $      51,714   $      53,995      $     161,467   $     150,483
Net investment income                                    55,440          56,369            167,167         165,560
Net realized investment gains                             2,102             611              8,318           4,063
Other income                                              2,213           6,028              9,323           7,739
                                                  -------------   -------------      -------------   -------------
   Total income                                         111,469         117,003            346,275         327,845

Benefits and expenses
Policyholder benefits:
   Death benefits                                        26,427          31,001             82,028          87,098
   Interest credited on universal life and
annuity           products                               25,495          28,820             79,121          80,820
   Other policyholder benefits                           13,581          14,813             42,243          43,524
   Change in reserves for future policy benefits         (5,580)         (4,755)           (17,900)        (12,339)
Commissions                                               3,480           3,574              9,085           9,707
Amortization expense                                     28,037          10,310             60,518          28,419
Interest expense                                          3,098           3,051              9,071           9,084
Other operating expenses                                 21,157          21,791             63,667          57,439
                                                  -------------   -------------      -------------   -------------

   Total benefits and expenses                          115,695         108,605            327,833         303,752
                                                  -------------   -------------      -------------   -------------

   Income (loss) before provision for
        income taxes                                     (4,226)          8,398             18,442          24,093

Provision for income taxes                               (2,004)          2,734              5,566           7,540
                                                  -------------   -------------      -------------   -------------

     Net income (loss)                             $     (2,222)  $       5,664      $      12,876   $      16,553
                                                  =============   =============      =============   =============

Net income (loss) per common share                $     (222.20)  $      566.40      $    1,287.60   $    1,655.30
                                                  =============   =============      =============    ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                1998                     1997

Cash flows from operating activities
Net income                                                                    $    12,876              $    16,553
                                                                               ----------               ----------

Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                   64,099                   31,552
   Deferred policy acquisition costs                                              (28,908)                 (24,372)
   Undistributed earnings of equity subsidiaries                                   (1,623)                  (3,556)
   Distribution of earnings from equity subsidiaries                                8,323                        -
   Amortization of unrealized gains                                                  (866)                  (5,319)
   (Increase) decrease in assets:
     Accrued investment income                                                     (2,502)                     313
     Amounts receivable from reinsurers                                            60,424                  (42,052)
     Other receivables                                                            (14,751)                  (3,338)
     Other assets, net of amortization expense                                     (8,680)                   4,781
   Increase (decrease) in liabilities:
     Policyholder account balances                                                 31,417                   32,649
     Reserves for future policy benefits and unearned policy revenues             (47,969)                 (40,177)
     Policy and contract claims                                                    (1,197)                  (1,342)
     Other policyholder funds                                                      16,226                   (2,190)
     Amounts payable to reinsurers                                                  4,989                    2,971
     Provision for deferred income taxes                                            4,164                    2,812
     Federal income tax payable                                                      (380)                       -
     Amounts due to affiliates                                                    (13,631)                    (971)
     Other liabilities                                                            (10,247)                     726
   Net realized losses, (gains) on investments sold                                (8,318)                  (4,063)
   Gain on sale of subsidiary                                                      (4,855)                  (4,848)
   Amortization on bonds and mortgage loans                                           522                      927

   Other changes                                                                   (4,485)                  (7,559)
                                                                              -----------              -----------

     Total adjustments                                                             41,752                  (63,056)
                                                                              -----------              -----------

Net cash used by operating activities                                              54,628                  (46,503)
                                                                              -----------              -----------



                                                              (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                              1998                     1997
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $  (227,174)             $  (283,747)
   Purchases of other investments                                              (104,929)                 (79,451)
   Mortgage loans originated                                                    (44,207)                 (10,927)
   Maturities or redemptions of fixed maturity investments                       32,378                   73,470
   Sales of fixed maturity available for sale investments                       171,397                  339,663
   Sales of equity securities                                                    92,296                  185,194
   Sales of other investments                                                    13,256                   14,566
   Receipt for subsidiary sold net of cash sold                                       -                   10,720
   Payment for subsidiaries acquired, net of cash acquired                            -                 (246,348)
   Sale of subsidiary, net of cash sold                                          13,778                        -
   Repayments from Mortgage loans                                                18,333                   29,908
   Change in due to brokers                                                      17,386                  (21,177)
   Change in policy loans                                                         5,452                    3,280
                                                                            -----------              -----------
     Net cash provided (used) by investing activities                           (12,034)                  15,151
                                                                            -----------              -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                           197,096                  145,544
   Return of policyholder account balances                                     (201,888)                 (66,374)
   Repayments of notes payable                                                      (69)                    (287)
   Dividends paid                                                                (1,500)                  (1,500)
                                                                            -----------              -----------
     Net cash provided by financing activities                                   (6,361)                  77,383
                                                                            -----------              -----------

Net increase (decrease) in cash and cash equivalents                             36,233                   46,031
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                 36,858                   96,069
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $    73,091              $   142,100
                                                                            ===========              ===========


Supplemental schedule of non-cash investing and financial activities

   Acquisition of subsidiaries:
   Fair value of assets acquired, net of cash acquired                      $         -              $   947,498
   Liabilities assumed                                                                -                 (701,150)
                                                                            -----------              -----------
   Payments for subsidiaries acquired, net of cash acquired                 $         -              $   246,348
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1998 and 1997 (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1997 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1997 consolidated financial statements. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the expected results for the full year 1998, nor the results experienced for the year 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS No. 131 establishes new guidelines for public business enterprises to report financial and descriptive information about their operating segments. These statements are effective for financial statement periods beginning after December 15, 1997, but are not required disclosures for interim period financial statements in 1998. Comprehensive income for the nine months ended September 30, 1998 and 1997 is as follows:

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                   1998             1997              1998             1997
                                                   ----             ----              ----             ----

Net income (loss)                                $  (2,222)        $   5,664        $  12,876         $  16,553
Other comprehensive income                          (1,107)            7,374           (1,488)           11,774
                                                 ---------         ---------        ---------         ---------
Comprehensive income                             $  (3,329)        $  13,038        $  11,388         $  28,327
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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adoption of this accounting standard will not have a significant impact on the consolidated financial statements of the Company.

                       AMERICO LIFE, INC. AND SUBSIDIARIES

2.       STOCKHOLDER'S EQUITY

Following are the components of net unrealized investment gains:

                                                                                                   Nine Months
                                                    September 30,          December 31,               Ended
                                                         1998                  1997            September 30, 1998
                                                         ----                  ----            ------------------
Investment securities:
    Fixed maturities available for sale               $    34,090           $    25,129            $     8,961
    Fixed maturities reclassified from
available for sale to held to maturity                     38,291                44,550                 (6,259)
Equity securities                                          32,265                28,112                  4,153
                                                      -----------           -----------            -----------
                                                          104,646                97,791                  6,855

Effect on other balance sheet accounts                    (19,145)              (11,321)                (7,824)
Deferred income taxes                                     (30,016)              (29,497)                  (519)
                                                      -----------           -----------            -----------
    Net unrealized investment gains                   $    55,485           $    56,973            $    (1,488)
                                                      ===========           ===========            ===========

During the nine months ended September 30, 1998, the Company paid dividends to Financial Holding Corporation (FHC) totaling $1,500.

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

4.        SALE OF SUBSIDIARY

On May 8, 1998, Great Southern sold all of the outstanding common stock of Investors Guaranty Life Insurance Company ("Investors Guaranty"), a wholly-owned subsidiary, for $14,793, resulting in a gain included in other income of $4,855. All of the insurance business of Investors Guaranty is reinsured to an unaffiliated insurance company under a coinsurance agreement and subsequently reinsured to Great Southern under a modified coinsurance agreement on a 70% quota share basis. These reinsurance agreements are unaffected by the sale. As of the date of sale, Investors Guaranty had assets totaling $10.3 million and liabilities totaling $0.4 million.

5.       SUBSEQUENT EVENT

In October 1998, the Company entered into a series of transactions with the individual owning the 50% of College Insurance Group, Inc. (CIG) not owned by the Company. The purpose of the transactions was to consolidate all of the activities in the tax-qualified markets conducted by CIG and other entities owned by the individual with those of the Company. Specifically, the Company acquired the other 50% of CIG for $6,236 and acquired the stock or assets of various marketing entities wholly-owned by the individual for $9,518 plus contingent consideration of up to an additional $5.0 million based on achieving certain sales production levels. In addition, the Company will recapture all of the insurance liabilities that were previously ceded to CIG or an entity owned by the individual by reducing the quota share reinsurance over a three-year period. The Company will pay $3,945, $2,624 and $2,580 in 1998, 1999 and 2000, respectively, to recapture these liabilities.

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

In April 1997, Great Southern acquired all of the outstanding common stock of The Ohio State Life Insurance Company ("Ohio State") and Investors Guaranty Life Insurance Company ("Investors Guaranty") from Farmers Group, Inc. pursuant to a stock purchase agreement. The acquisition was accounted for using the purchase method of accounting. In April 1997, Ohio State and Investors Guaranty entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to an unaffiliated insurance company (the "Reinsurer") in exchange for a ceding commission of $145.7 million. On the same day, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. At September 30, 1998, the insurance business of Ohio State and Investors Guaranty, consisting primarily of annuities and universal life policies, had aggregate insurance liabilities of $665.3 million. The results of operations of this business acquired in 1997, less the net 30% coinsurance retained by the Reinsurer, are included in the Company's results of operations for the three and nine months ended September 30, 1998 and the three and six months ended September 30, 1997.

The Ohio State and Investors Guaranty transaction will hereinafter be referred to as the Acquisition. The following table summarizes the effects on the individual income statement components of the Acquisition for the nine months ended September 30, 1998 and 1997 (in millions):

                                                                     Nine Months               Nine Months
                                                                        Ended                     Ended
                                                                  September 30, 1998        September 30, 1997

Premiums and policy revenues                                           $  40.5                   $  28.6
Net investment income                                                     20.8                      13.2
Other income                                                               3.2                       2.3
Policyholder benefits                                                     34.4                      25.1
Commissions                                                                1.0                       1.8
Amortization expense                                                      14.4                       7.3

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Income before income taxes for the nine months ended September 30, 1998 was $18.4 million compared to $24.1 million for the nine months ended September 30, 1997. The primary reasons for the decrease, excluding the impact of the Acquisition, were (i) an increase in amortization expense, partially offset by
(ii) lower death benefits and (iii) an increase in net realized investment gains. The increase in net realized investment gains includes $9.8 million of gains in 1998 on sales from investments held by the Reinsurer. The effect on income before taxes of these gains was offset by $9.8 million of amortization expense related to these gains. The Company recorded $2.1 million of expense for the relocation of its Columbus, Ohio operations during the nine months ended September 30, 1998. These items and other significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues totaled $161.5 million for the nine months ended September 30, 1998 compared to $150.5 million for the nine months ended September 30, 1997. Excluding the effect of the Acquisition, premiums and policy revenues decreased $0.9 million from 1997 to 1998. Traditional premiums decreased $4.2 million because lapses of the Company's traditional policies exceeded the number of newly-issued traditional policies. This decrease was offset by an increase in policy revenues resulting from increased surrender charges of $2.9 million from a closed block of annuity business.

Net investment income. Net investment income totaled $167.2 million for the nine months ended September 30, 1998 compared to $165.6 million for the nine months ended September 30, 1997. Excluding the effect of the Acquisition, net investment income decreased $6.0 million, which includes a $2.2 million decrease in income from equity subsidiaries. Also, the yields in the Company's bond portfolio decreased in 1998 compared to 1997. Due to lower market yields, the Company is unable to match its existing portfolio yield upon the reinvestment of its funds.

Net realized investment gains. Net realized investment gains totaled $8.3 million for the nine months ended September 30, 1998 compared to $4.1 million for the nine months ended September 30, 1997. During 1998 and 1997, the Company recorded gains of $3.2 million and $5.1 million, respectively, from the sale of investment real estate. Also, the Company realized gains of $9.8 million in 1998 on sales of investments held by the Reinsurer supporting a closed block of annuity business, which was offset by $3.4 million of net losses on the sales of bonds and common stock investments.

Other income. Other income totaled $9.3 million for the nine months ended September 30, 1998 compared to $7.7 million for the nine months ended September 30, 1997. Other income includes an administrative service fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies. Excluding the effect of the Acquisition, other income increased $0.7 million from 1997 to 1998. The Company recorded a gain of $4.9 million from the sale of Investors Guaranty in May 1998 and a gain of $4.8 million from the sale of Loyalty Life Insurance Company (Loyalty Life) in 1997.

Policyholder benefits. Policyholder benefits totaled $185.5 million for the nine months ended September 30, 1998 compared to $199.1 million for the nine months ended September 30, 1997. Excluding the effect of the Acquisition, policyholder benefits decreased $22.9 million from 1997 to 1998. This decrease resulted primarily from (i) a $9.3 million decrease in death benefits, (ii) a $6.4 million decrease in interest credited on universal life and annuity fund balances, and (iii) a $4.5 million increase in the amount of benefit reserves released from 1997 to 1998 associated with the lower traditional premiums referred to above. The decrease in interest credited is comprised of a $7.8 million decrease resulting from reduced fund values in a closed block of annuity business, offset by a $1.3 million increase related to new business sales of the Company's senior market accumulation products. In addition, the Company has reduced crediting rates in response to market conditions, thereby reducing interest credited.

Amortization expense. Amortization expense totaled $60.5 million for the nine months ended September 30, 1998 compared to $28.4 million for the nine months ended September 30, 1997. Excluding the effect of the Acquisition, amortization expense increased $25.0 million from 1997 to 1998. The higher amortization expense in 1998 resulted primarily from (i) realized gains on sales from a bond portfolio held by the Reinsurer supporting a closed block of annuity business,
(ii) increased surrenders in the same closed block of annuity business and (iii) increased amortization of deferred policy acquisition costs on Great Southern's universal life insurance business. The increase in amortization expense related to the realized bond gains totaled $9.8 million, offsetting the effect on income before taxes of the realized gains.

Other operating expenses. Other operating expenses totaled $63.7 million for the nine months ended September 30, 1998 compared to $57.4 million for the nine months ended September 30, 1997. The increase in other operating expenses resulted from the operations of Ohio State and Investors Guaranty acquired in April 1997. This increase also includes $2.1 million of expenses related to the relocation of the Company's Columbus, Ohio operations to other Company locations during 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company recorded a loss before income taxes of $4.2 million for the three months ended September 30, 1998 compared to income of $8.4 million for the three months ended September 30, 1997. The primary reasons for the decrease were (i) an increase in amortization expense and (ii) a gain on the sale of Loyalty Life in 1997, partially offset by (iii) an increase in realized investment gains and
(iv) lower death benefits. The increase in net realized investment gains includes $9.8 million of gains in 1998 on sales of investments held by the Reinsurer. The effect on income before taxes of these gains was offset by $9.8 million of amortization expense related to these gains. The Company also recorded $0.8 million of expenses for the relocation of its Columbus, Ohio operations during the three months ended September 30, 1998. These items and other significant changes in individual income statement components are discussed in more detail below.

Premiums and policy revenues. Premiums and policy revenues totaled $51.7 million for the three months ended September 30, 1998 compared to $54.0 million for the three months ended September 30, 1997. Traditional premiums decreased $3.6 million because lapses of the Company's traditional policies exceeded the number of newly issued traditional policies. This decrease was offset by an increase in policy revenues resulting from increased surrender charges of $0.9 million from a closed block of annuity business.

Net investment income. Net investment income totaled $55.4 million for the three months ended September 30, 1998 compared to $56.4 million for the three months ended September 30, 1997. This decrease was primarily due to a decrease in income from equity subsidiaries of $0.4 million. Also, the yields in the Company's bond portfolio decreased in 1998 compared to 1997. Due to lower market yields, the Company is unable to match its existing portfolio yield upon the reinvestment of its funds.


Net realized investment gains. Net realized investment gains totaled $2.1 million for the three months ended September 30, 1998 compared to the $0.6 million for the three months ended September 30, 1997. The Company realized gains of $9.8 million on sales of investments held by the Reinsurer supporting a closed block of annuities, which was offset by $7.4 million of net losses on the sales of bonds and common stock investments.

Other income. Other income totaled $2.2 million for the three months ended September 30, 1998 compared to $6.0 million for the three months ended September 30, 1997. Other income includes an administrative service fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies. The Company also recorded a gain of $4.8 million from the sale of Loyalty Life in 1997.

Policyholder benefits. Policyholder benefits totaled $59.9 million for the three months ended September 30, 1998 compared to $69.9 million for the three months ended September 30, 1997. This decrease resulted primarily from (i) a $4.6 million decrease in death benefits and (ii) a $3.3 million decrease in interest credited on universal life and annuity fund balances. The decrease in interest credited includes a $6.0 million decrease resulting from reduced fund values in a closed block of annuity business, offset by increases in the Company's other blocks of business. In addition, the Company has reduced crediting rates in response to market conditions, thereby reducing interest credited.

Amortization expense. Amortization expense totaled $28.0 million for the three months ended September 30, 1998 compared to $10.3 million for the three months ended September 30, 1997. The higher amortization expense in 1998 resulted primarily from (i) gains realized on sales from a bond portfolio held by the Reinsurer supporting a closed block of annuity business, (ii) increased surrenders in a closed block of annuity business, and (iii) increased amortization of deferred policy acquisition costs on Great Southern's universal life insurance business. The increase in amortization expense related to the realized bond gains totaled $9.8 million, offsetting the effect on income before taxes of the realized gains.

Other operating expenses. Other operating expenses totaled $21.1 million for the three months ended September 30, 1998 compared to $21.8 million for the three months ended September 30, 1997. This increase includes $0.8 million of expenses related to the relocation of the Company's Columbus, Ohio operations to other Company locations during the third quarter of 1998.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1997 to September 30, 1998 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at September 30, 1998 remained consistent with December 31, 1997. Non-investment grade securities totaled less than 1.0% of the Company's total fixed maturity investments at September 30, 1998. The Company has not made any significant changes to its investment philosophy during 1998.

The Company's net unrealized investment gains decreased $1.5 million during the first nine months of 1998. The increase in the gross unrealized investment gains on equity securities totaled $4.2 million and the market value of the Company's available for sale fixed maturity investment securities increased $2.6 million. The components of the change during the nine months ended September 30, 1998 were (in millions):

Gross unrealized investment gains                      $  6.8
Effect on insurance assets and liabilities               (7.8)
Deferred income tax effect                               (0.5)
                                                       -------
                                                       $ (1.5)

SUBSEQUENT EVENT

In October 1998, the Company entered into a series of transactions with the individual owning the 50% of College Insurance Group, Inc. not owned by the Company. See Note 4 to the financial statements for additional information.

YEAR 2000

Many existing computer programs were designed and developed without regard to the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

The Company has developed a comprehensive Year 2000 plan that management believes will identify potential processing issues and allow the Company to take any necessary corrective actions before problems arise. A committee, comprised of a cross section of key employees from all business areas, has been formed to execute, test and implement the remediation plan. The Company's remediation plan is comprised of six phases. These phases are (i) a complete inventory of systems which the Company utilizes, (ii) an initial assessment of Year 2000 preparedness for each identified system, (iii) the development of a plan to remediate appropriate systems, (iv) the remediation of systems, (v) the testing of systems, and (vi) the implementation into production of systems. Because the Company's administration systems are outsourced to a third party vendor, the Company is coordinating the Year 2000 plan with its outsource provider. This provider has contractual responsibility for the Year 2000 remediations of the Company's administration systems.

The Company's plan calls for all administration systems to be prepared for Year 2000 processing by December 31, 1998. These systems are used by the Company to process its insurance business, including premium receipts and claim payments. Currently, we believe that all administrative systems have been renovated and the Company, working with its outsource provider, will test the remediations by December 31, 1998. All internal and corporate systems, such as file servers and desktop systems, are scheduled to be Year 2000 ready by March 31, 1999. Approximately 40% of these systems have been assessed for Year 2000 readiness and substantially all of these are believed to be Year 2000 ready. The Company's imbedded systems, such as phone switches, will be upgraded, as necessary, during 1999. The affected systems have been identified. If the Company fails to successfully complete a significant portion of the Year 2000 plan by September 1999, such failure may have a material adverse impact on the Company's financial condition. Currently, management considers the possibility of such a failure to be unlikely; however, in the event management's assessment changes in the future, an appropriate contingency plan will be developed.

A major part of the Company's Year 2000 plan relates to other business entities on which the Company is reliant to conduct its operations. The aforementioned Year 2000 committee has identified key business partners, customers, vendors and suppliers to participate in a survey program. These business entities are comprised of entities which impact many companies across the country in varied industries, as well as entities with more limited customers. Entities serving customers nationwide include the federal government, the federal banking system, the postal service, national brokerage firms, stock exchanges, and national overnight delivery providers. Local entities include the Company's reinsurers, banks, computer hardware vendors, payroll processor, public utilities and phone companies. After identifying the entities, the Company sent surveys to each requesting information related to Year 2000 readiness. Management has developed a database to track survey responses and will send second requests after an appropriate period of time has elapsed. If further requests do not result in a response, a determination will be made at that time whether further contact should be made. The responses to these surveys are being evaluated by Company management to determine whether potential Year 2000 problems exist. If the Company believes a problem may exist, an appropriate contingency plan will be developed to minimize any effect on the Company. The Company is specifically reliant upon the federal government for various functions including mail delivery of customer correspondence, national banking activities and electronic list bill premium processing for government employees. The federal government's policy is to not respond to Year 2000 surveys, so the Company, like most organizations, has assumed the operations of the federal government will not be significantly affected by Year 2000 problems. If problems do arise, the operations of the Company may be materially adversely impacted.

The Company incurred expense through September 1998 related to this project of $160,000. It is expected additional expenses will total $100,000 during 1999. As these expenses are not significant to the Company's overall information technology budget, this remediation plan will be funded from the Company's normal operating cash flow. The remediation costs are nominal due to the Company's service agreement with its third party provider. At this point in time, other information systems projects have not suffered due to Year 2000 compliance efforts so as to have an adverse effect on the Company's operations.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the plan include the availability of trained personnel, management's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers and customers to bring their systems into Year 2000 compliance.

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

From time to time the Company is party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

As previously reported in the Company's December 31, 1997 Form 10-K, and its June 30, 1998 Form 10-Q, Great Southern is a defendant in four purported class action lawsuits seeking unspecified damages. These lawsuits allege deceptive sales practices in the marketing of its whole life and universal life insurance policies. Additionally, on August 13, 1998, a fifth purported class action lawsuit also alleging deceptive sales practices was filed against Great Southern in state court in Dallas, Texas (Ebling v. Great Southern Life Insurance Co., 68th District Court, Dallas County, Texas). The Company intends to defend all of these cases vigorously.

As previously reported in the Company's June 30, 1998 Form 10-Q, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively, "Fremont") were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). On October 16, 1998, Great Southern and Fremont successfully caused a portion of Plaintiff's First Amended Complaint to be dismissed, the effect of which was to eliminate the action's class treatment and to limit Plaintiff's revised complaint to two causes of action: declaratory relief and unlawful business practices. Plaintiff has moved for reconsideration of that dismissal. In the interim, Fremont has agreed to assume the defense and indemnity of Great Southern in the action going forward on the basis of Plaintiff's revised complaint.

As previously reported in the Company's June 10, 1998 Form 10-Q, Great Southern and the Company and certain of their officers are named defendants in an action that was certified as a class action on April 28, 1998(Thibodeau et. al. v. Great American Life Underwriters, et. al., District Court, Dallas County, Texas). The defendants have appealed the ruling certifying a class.

There can be no assurance that any of the foregoing actions will not have a materially adverse effect on the Company.

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

2.5                            Purchase Agreement dated October 1, 1998 between the Registrant,  Robert L. Myer, Great
                               Southern Group, Inc.,  Marketing Services Group, Inc., NAP Partners,  Inc., and Pension
                               Consultants & Administrators, Inc.

3.1                            Restated  Articles of  Incorporation,  as amended,  of the Registrant  (incorporated by reference from Exhibit 3.1 to Registrant's  Form S-4 [File No. 33-64820] filed June 22,
                               1993).

3.2                            By-laws, as amended,  of the Registrant  (incorporated by reference from Exhibit 3.2 to
                               Registrant's Form S-4 [File No. 33-64820] filed June 22, 1993).

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

(a)      Exhibits: (continued)

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

27                             Financial Data Schedule.

------------ ----------------- -----------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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


Date:  November 13, 1998