Form 10-K
period 1998-12-31
AMERICO LIFE INC
filed 1999-03-31
CIK 908139

===============================================================================

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                 --------------------------------------

                             FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998 or

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

         Registrant's telephone number including area code: (816) 391-2000

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

   Shares of common stock outstanding as of March 25, 1999: 10,000, none of which is held by non-affiliates.

                    Documents Incorporated by Reference: None

=== ===========================================================================

                                TABLE OF CONTENTS

  Item                                                                            Page
                                     PART I

   1.     Business                                                                  2
   2.     Properties                                                               12
   3.     Legal Proceedings                                                        12
   4.     Submission of Matters to a Vote of Security Holders                      13

                                     PART II

   5.     Market for Registrant's Common Equity and Related Stockholder Matters    14
   6.     Selected Consolidated Financial Data                                     14
   7.     Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                    15
  7A.     Quantitative and Qualitative Disclosure about Market Risk                25
   8.     Financial Statements and Supplementary Data                              25
   9.     Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                     25

                                    PART III

  10.     Directors and Executive Officers of the Registrant                       26
  11.     Executive Compensation                                                   27
  12.     Security Ownership of Certain Beneficial Owners and Management           28
  13.     Certain Relationships and Related Transactions                           28

                                     PART IV

  14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K          30

                                     PART I

ITEM 1.     BUSINESS

General

     Americo Life, Inc. ("Americo" or the "Company") is a financial services holding company whose subsidiaries are engaged in the life insurance and asset accumulation business. Americo is wholly-owned by Financial Holding Corporation ("FHC"), a privately-owned corporation.

     The Company's wholly-owned insurance subsidiaries are: Great Southern Life Insurance Company ("Great Southern"), United Fidelity Life Insurance Company ("United Fidelity"), The College Life Insurance Company of America ("College Life"), National Farmers Union Life Insurance Company ("National Farmers Union"), The Ohio State Life Insurance Company ("Ohio State") and Financial Assurance Life Insurance Company ("Financial Assurance" or "FAL").

     The Company develops, markets and administers life insurance and asset accumulation products which it distributes principally through two different channels. One channel sells life insurance and annuity products through Personal Producing General Agents ("PPGAs"), Independent Marketing Organizations ("IMOs") and payroll deduction programs. The administration of closed blocks of life insurance and annuity business with which no significant marketing operations are associated is handled by the support staff which is responsible for the sale of traditional business. The second channel, referred to as Americo Retirement Services ("ARS"), sells various asset accumulation products, consisting primarily of tax-qualified annuities.

     In addition to the operations described above, the Company occasionally makes financial investments in other businesses. The Company has an investment, in the form of a 50% interest, in Argus Health Systems, Inc. ("Argus"), which is engaged in prescription drug claim processing. The Company also wholly-owns several real estate partnerships formerly-owned by GSSW, Limited Partnerships ("GSSW"). The Company's investments in Argus and the real estate partnerships collectively comprise the Company's non-life insurance operating segment.

     At  December  31,  1998,  the  Company has  approximately  $3.3  billion of invested assets under management. In addition to expanding the range of its product offerings, the Company's operating strategy contemplates pursuing selected acquisitions of in-force blocks of life insurance or of insurance companies. The Company will also pursue opportunities to enter other arrangements, including acquisitions, which can complement its current marketing and distribution channels and increase its asset and policy base. The following section describes certain transactions which have contributed to the Company's past growth.

Acquisitions and Reinsurance Transactions

     Along with the development of new business, acquisitions and reinsurance transactions have added significantly to the Company's growth. Since 1988, the Company has acquired seven companies or blocks of insurance policies and continues to investigate acquisition opportunities in the insurance industry. The principal additions were College Life in 1988, Great Southern in 1989, Loyalty Life Insurance Company ("Loyalty Life") and National Farmers Union in 1991, The Victory Life Insurance Company in 1995 and Ohio State and Investors Guaranty Life Insurance Company ("Investors Guaranty") in 1997, and two significant reinsurance transactions in 1996 and 1995.

In October 1998, the Company entered into a series of transactions to acquire the 50% interest in College Insurance Group, Inc. ("CIG") not previously owned by the Company. Through the formation of CIG in 1993, the Company entered into a joint venture with an unrelated individual to promote the sale of life insurance and annuity products in tax-qualified markets. By acquiring the other 50% of the joint venture and the related marketing entities previously wholly-owned by the individual, the Company believes it can expand its presence in the asset accumulation market, particularly the tax-qualified market.

     In certain transactions, the Company has used an unaffiliated reinsurer ("the Reinsurer") to reinsure substantial blocks of insurance business that it has acquired. Such transactions result in the policy liabilities and related assets being transferred to the Reinsurer in exchange for a ceding commission and subsequently being reinsured to the Company on a modified coinsurance basis. In these transactions, the assets supporting the insurance liabilities are held in trust for the benefit of the Company.

     In 1995 and 1996, the Company entered into separate agreements with The Ohio Casualty Insurance Company ("Ohio Casualty"), Fremont General Corporation and the Reinsurer under which the direct liabilities of The Ohio Life Insurance Company ("Ohio Life") and Fremont Life Insurance Company ("Fremont Life"), respectively, were reinsured on a coinsurance basis. Pursuant to these agreements, the Company services life insurance and annuity policies of Ohio Life and Fremont Life. At December 31, 1998, these agreements covered 81,170 policies with associated liabilities totaling $584.2 million.

     On April 15, 1997, the Company acquired all of the outstanding stock of Ohio State and Investors Guaranty from Farmers Group, Inc. for a purchase price of $345.4 million. On April 16, 1997, Ohio State and Investors Guaranty entered into coinsurance agreements to reinsure all of their insurance liabilities to the Reinsurer. The Company also entered into agreements to service the policies of Ohio State and Investors Guaranty. At December 31, 1998, the policy liabilities associated with the 234,217 policies administered totaled $667.6 million.

     The Company and the Reinsurer entered into modified coinsurance agreements to reinsure certain risks on the Ohio Life, Fremont Life, Ohio State and Investors Guaranty insurance policies. The risks associated with the Ohio State and Investors Guaranty policies are reinsured on a 70% quota share basis. The modified coinsurance agreements provide that the assets related to the reinsured policies are to be retained by the Reinsurer. The Company began directly assuming certain of the policies of Fremont Life and Ohio Life in 1996 and 1997, respectively, and intends to begin directly assuming the Investors Guaranty policies in 1999.

     In August 1997, Great Southern sold the stock of Loyalty Life for $12.2 million resulting in a $4.8 million gain before income taxes. Prior to this sale, several of the Company's insurance subsidiaries entered into agreements with Loyalty Life for the assumption of Loyalty Life's insurance liabilities. As of the date of sale, Loyalty Life has assets totaling $32.4 million and liabilities totaling $20.0 million.

     In May 1998, Great Southern sold the stock of Investors Guaranty for $14.8 million, resulting in a $4.9 million gain before income taxes. The reinsurance agreements with the Reinsurer are unaffected by the sale. As of the date of sale, Investors Guaranty had assets totaling $10.3 million and liabilities totaling $0.4 million.

Life Insurance and Annuity Business

     The Company's insurance business operations are divided into two segments: life insurance operations and asset accumulation operations. The Company's life insurance operations consist primarily of selling and servicing universal life insurance products as well as traditional term and whole life insurance. This segment consists primarily of insurance business acquired by the Company and is supplemented by new life insurance business sold through individual and payroll deduction markets. The Company's asset accumulation operations include annuity products sold through the Company's ARS operations. Policy liabilities as of December 31, 1998 for the Company's segments are summarized below. Information concerning reported revenues and income before provision for income taxes from the Company's operating segments is set forth in Item 7 under "Results of Operations-Segment Results" and in Note 12 of the Company's Notes to Consolidated Financial Statements.


                                                             Asset Accumulation
                                                     Life Insurance         Operations
                                                       Operations                                   Total
                                                                          (in thousands)
Policyholder account balances:
     Universal life                                    $   1,436,120        $      22,371        $   1,458,491
     Annuities                                               680,828              361,794            1,042,622
                                                       -------------        -------------        -------------
                                                       $   2,116,948        $     384,165        $   2,501,113
                                                       =============        =============        =============

Future policy benefits                                 $     833,917        $           -        $     833,917
                                                       =============        =============        =============

     The following table shows the Company's collected premiums during 1998, 1997 and 1996 by product category.

                                                                  Premiums Collected
                                                                 for periods indicated
                                    --------------------------------------------------------------------------------
                                          First Year                    Renewal                      Total
                                    ------------------------    ------------------------    ------------------------
Product Category                         $            %              $            %               $           %
----------------                         -            -              -            -               -           -
                                                                    (in thousands)

Year ended
December 31, 1998
Traditional                             14,326       12.3           84,929       25.5           99,255        22.1
Interest-sensitive                      42,607       36.6          195,214       58.7          237,821        53.0
                                    ----------    -------       ----------    -------       ----------     -------
   Total life                           56,933       48.9          280,143       84.2          337,076        75.1
Annuities                               59,470       51.1           52,352       15.8          111,822        24.9
                                    ----------    -------       ----------    -------       ----------     -------
   Direct and assumed premiums         116,403      100.0          332,495      100.0          448,898       100.0
                                    ==========    =======       ==========    =======                      =======
   Less ceded premiums                                                                        (126,538)
                                                                                             ---------
   Total                                                                                       322,360
                                                                                            ==========

Year ended
December 31, 1997
Traditional                             11,184        8.5           87,607       28.7           98,791        22.6
Interest-sensitive                      44,524       33.7          173,384       56.7          217,908        49.7
                                    ----------    -------       ----------    -------       ----------     -------
   Total life                           55,708       42.2          260,991       85.4          316,699        72.3
Annuities                               76,500       57.8           44,693       14.6          121,193        27.7
                                    ----------    -------       ----------    -------       ----------     -------
   Direct and assumed premiums         132,208      100.0          305,684      100.0          437,892       100.0
                                    ==========    =======       ==========    =======                      =======
   Less ceded premiums                                                                        (137,159)
                                                                                             ---------
   Total                                                                                       300,733
                                                                                            ==========

Year ended
December 31, 1996
Traditional                              4,048        4.5           61,475       23.4           65,523        18.6
Interest-sensitive                      34,888       38.6          132,266       50.4          167,154        47.4
                                    ----------    -------       ----------    -------       ----------     -------
   Total life                           38,936       43.1          193,741       73.8          232,677        66.0
Annuities                               51,419       56.9           68,734       26.2          120,153        34.0
                                    ----------    -------       ----------    -------       ----------     -------
   Direct and assumed premiums          90,355      100.0          262,475      100.0          352,830       100.0
                                    ==========    =======       ==========    =======                      =======
   Less ceded premiums                                                                         (91,711)
                                                                                            ----------
   Total                                                                                       261,119
                                                                                            ==========

     Life Insurance Operations: The Company's life insurance operations consist of traditional and interest-sensitive life insurance and annuities. At December 31, 1998, the life insurance in force on interest-sensitive contracts was $28.1 billion, the insurance in force on traditional life insurance contracts was $14.0 billion and annuity liabilities totaled $0.7 billion. The Company's life insurance subsidiaries offer a portfolio of individual interest sensitive life insurance products, including interest-sensitive whole life and universal life insurance and customary riders. The Company also offers equity-indexed products, specifically life insurance, single premium annuities and flexible premium annuities. In addition, the Company offers single premium and flexible premium annuity products. The principal differences among the types of these products offered by the Company relate to policy provisions affecting the amount and timing of premium payments.

     The Company delivers its life insurance products to individuals using two methods of distribution, PPGA ("Personal Producing General Agents") and IMOs ("Independent Marketing Organizations").

     The Company's PPGA marketing system utilizes approximately 800 independent agents who market the Company's products. The Company employs none of such agents, but each is a party to a general agency agreement which governs the terms of his/her relationship with the Company. PPGAs who represent the Company are free to represent other insurers. Of the $39 million total annualized first year life insurance premiums generated by the Company during 1998, approximately $16 million, or 41%, was derived from sales through the Company's PPGA system.

     Approximately $18 million, or 46%, of the Company's annualized first year life insurance premiums in 1998 were derived from sales through IMOs comprised of nonexclusive independent agents with an aggregate membership of approximately 2,000 at December 31, 1998.

     Since 1995, the Company has employed its Career Partners(TM) program to increase the production from individual agents and reduce the Company's reliance on large marketing organizations and/or brokers. The Career Partners(TM) program attempts to build a long-term relationship between the Company and individual agents by providing benefits in addition to commissions to reward production and longevity in the program. As a result of this program, the Company has experienced improved retention, consistency of production and stronger relationships with participating agents. Growth of the Career Partners(TM) program has been significant from September 1, 1995, when it was introduced, to December 31, 1998. Currently, 560 agents participate in the Career Partners(TM) program. Sales by Career Partners(TM) represented 72% of the new business produced in 1998.

     The Company also offers products in the payroll deduction market. These products consist of voluntary payroll deduction, interest sensitive universal life insurance offered to employees of large and medium size companies. Sales in the payroll deduction market accounted for $5.0 million, or 13%, of the Company's annualized first year life insurance premiums in 1998. This effort is conducted through agents focused on the payroll deduction market. The agency force, which consists of approximately 75 general agents, primarily contacts companies that have a minimum of 100 eligible employees.

     Asset Accumulation Product Operations: The Company's asset accumulation operations consist of selling and servicing life insurance and annuity products. At December 31, 1998, the liabilities related to interest-sensitive contracts and annuity contracts totaled $22.4 million and $0.4 billion, respectively. The Company's life insurance subsidiaries offer a portfolio of life insurance products and single premium and flexible premium annuity products, including equity-indexed products. The significant portion of these products are tax-qualified.

     In 1998, the Company expanded its marketing of asset accumulation products by purchasing the interests owned by its joint venture partner as described above under "Acquisitions and Reinsurance Transactions". This transaction allows the Company to expand its marketing capabilities in the asset accumulation market with the primary focus on tax qualified annuity products, specifically, products qualified under Section 403(b) of the Internal Revenue Code. These products are marketed to public school teachers and administrators through a specialized field force of managed agents and independent producers who specialize in tax-qualified sales. The managed agent program has experienced significant growth since its introduction in 1995. In 1998, sales from this program represented 53% of the life insurance and annuity production from this market. Total sales generated by the managed program and independent distribution systems specializing in the tax-qualified markets, expressed in terms of first year collected premiums, increased from $14.6 million in 1993 to $43.7 million in 1998.

     The Company's ARS operations also offer products to the senior annuity markets. The senior market, generally considered to include individuals over age 55, is expected to experience double-digit annual growth resulting from a number of factors, including consumer concerns over the adequacy of Social Security and pension plans and the aging of the consumer population. The Company competes in this market by offering fixed annuity products with riders and benefits tailored to the needs of seniors. Sales generated through IMOs, expressed in terms of first year collected premiums, were $18.0 million in 1998.

Operations

     The Company has made strategic decisions over the last several years to achieve its goal of operating at the lowest achievable cost level consistent with providing good service. These decisions include (i) investments in technology, (ii) centralization of certain functions and (iii) outsourcing data processing.

     The Company has made significant investments in technology to lower its operating costs. Its use of digital imaging technology has substantially eliminated the typical paper intensive life insurance processing procedures, resulting in lower operating costs, improved customer service and an improved working environment. As part of the imaging technology, the Company uses a third party system called Automated Work Distributor to control workflow and perform other functions designed to increase efficiency. As the investment in this technology is relatively fixed, the Company has been able to leverage this investment by increasing the number of policies administered.

     In order to more effectively manage its various insurance operations, the Company has consolidated certain common functions into its Kansas City, Missouri offices. These centralized functions include product development, marketing, finance, investment management, data processing, personnel and regulatory compliance. The Company believes that this approach allows it to more effectively manage the business and, by eliminating duplicative functions, reduce operating costs and improve returns on acquired business.

     The Company has outsourced its data processing requirements with the exception of local area networks through contracts entered into by its parent, FHC. The principal such contract is with Computer Sciences Corporation ("CSC"), which provides all of the Company's data processing needs. By outsourcing these functions, the Company believes that it has reduced operating costs by eliminating the fixed costs associated with a data processing function and improved its ability to increase its policyholder base without significant investment. In addition, the use of a vendor such as CSC provides the Company access to current technology and a higher caliber of staff than it might be able to employ on its own.

Investments

     A significant factor contributing to the Company's profitability is its ability to earn investment income sufficient to provide for its insurance liabilities and generate a profit. The Company's insurance liabilities are backed by a portfolio composed principally of fixed rate investments that generate predictable rates of return. The rates of return on the Company's investments vary over time depending on the current interest rate environment, the spread at which fixed rate investments are priced over the yield curve and other factors. FHC manages the Company's invested assets as described under the heading "Agreements with FHC" in Item 13 appearing elsewhere in this Form 10-K. The Company's investment philosophy is conservative with an emphasis on balancing credit and interest rate risk and is influenced by regulatory and asset-liability matching requirements.

     The Company's insurance subsidiaries are governed by insurance statutes and regulations which restrict the type of investments they are permitted to make and the amount of funds that may be used for any one type of investment. In compliance with these regulations and consistent with the Company's investment philosophy, the Company invests principally in investment grade securities (as rated by nationally recognized rating organizations). At December 31, 1998, 0.8% of the Company's fixed rate investments were non-investment grade. There were no securities which were in default as to principal or interest.

     A goal of the Company's investment strategy is to provide liquidity for its insurance liabilities. Through computer-based models, the Company conducts studies of the cash flow characteristics of its liabilities using common interest rate scenarios. The Company uses this information to assist it in managing the duration of its asset portfolio so that it closely matches the duration of its liabilities.

     The Company's general investment philosophy is to hold fixed-rate securities for long-term investment. Thus, the Company does not have a trading portfolio. However, its fixed-rate portfolio is divided into those securities being held to maturity and those available for sale. The primary factor which influences the Company's decision to characterize its investments as held to maturity is the cash flow requirements of the Company's liabilities. Securities have been categorized as available for sale except for those securities that the Company has the intent and the ability to hold until maturity. Securities designated as available for sale include those that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, management of taxable income and similar economic factors.

     The carrying amounts of the Company's investments at December 31, 1998 were as follows:

                                                                                            Total
                                                               Held to      Available     Carrying
                    Investment Category                      Maturity (1)  for Sale (2)     Amount      Percentage
                    -------------------                      ------------     ---------     ------      ----------
                                                                                 (in thousands)

Fixed maturities:
   U.S. Treasury and government securities                   $     3,402   $    42,920   $    46,322        1.9%
   Mortgage-backed securities:
   Collateralized mortgage obligations                           255,950        87,147       343,097       14.2
   Pass-through certificates:
     GNMA                                                         20,013        81,413       101,426        4.2
     FHLMC                                                         1,855           383         2,238        0.1
     FNMA                                                          1,052         6,890         7,942        0.3
   Other pass-through securities                                   6,043        23,300        29,343        1.2
   Other asset-backed securities                                  29,961        82,132       112,093        4.6
   Corporate bonds                                               558,318       601,006     1,159,324       48.0
                                                             -----------   -----------   -----------   --------

       Total fixed maturities                                $   876,594   $   925,191   $ 1,801,785       74.5%
                                                             ===========   ===========   -----------

Equity securities                                                                             89,022        3.7
Investment in equity subsidiaries                                                              9,669        0.4
Mortgage loans on real estate                                                                190,074        7.9
Investment real estate                                                                        28,606        1.2
Policy loans                                                                                 210,173        8.7
Cash and cash equivalents                                                                     68,219        2.8
Other invested assets                                                                         17,066        0.8
                                                                                         -----------   --------

       Total cash and invested assets                                                    $ 2,414,614      100.0%
                                                                                         ===========   ========

------------------------------------------------------------

(1) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 1998 was $914.7 million.
(2) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 1998 was $893.7 million.

     See Note 4 of the Notes to Consolidated Financial Statements, and the discussion under the heading "Investment Portfolio" in Item 7 appearing elsewhere in this Form 10-K for information about the composition and performance of the Company's investment portfolio and the risks inherent in such investments.

     In addition to the investments owned by the Company which are described above, certain investments supporting the Company's insurance liabilities are held by the Reinsurer. These investments are managed by FHC. The carrying amounts of these investments at December 31, 1998 were as follows:

                                                                     Total Carrying
                                                                         Amount                  Percentage

Fixed maturities:
     U.S. Treasury and government securities                         $       95,294                   9.2%
     Mortgage-backed securities                                             170,972                  16.6
     Other asset-backed securities                                          141,594                  13.7
     Corporate bonds                                                        591,842                  57.3
                                                                     --------------               -------

         Total fixed maturities                                      $      999,702                  96.8%
                                                                     --------------               -------

Cash                                                                         32,926                   3.2
                                                                     --------------               -------

         Total cash and invested assets                              $    1,032,628                 100.0%
                                                                     ==============               =======

Non-Insurance Operations

     From time to time, the Company makes selective investments in businesses outside of the life insurance industry. The primary investments of this nature owned at December 31, 1998 were the investments in Argus, which was accounted for using the equity method, and in wholly-owned real estate partnerships.

     Argus: The Company and an unrelated third party each own a 50% equity interest in Argus. Argus is principally engaged in the business of electronically processing prescription drug claims, including providing services in connection with the point-of-sale adjudication, processing and payment of these claims. Argus' principal customers include health maintenance organizations, preferred provider organizations, health insurance companies and managed health companies. For 1998, Argus generated revenues of $35.7 million and processed over 134 million claims compared with 145 million claims processed in 1997, a decrease of 8%. At December 31, 1998, Argus had approximately 256 full-time employees and maintains its corporate headquarters in Kansas City, Missouri. Currently, there are less than 10 prescription drug claim processors in the managed care business. Argus faces increasing competition from other drug claim processors and customers choosing to perform their own drug claim processing.

     Real Estate Partnerships: In 1992, the Company and an unrelated third party formed a limited partnership, GSSW, for the purpose of purchasing real estate and mortgage loans from the Resolution Trust Corporation. In December 1996, the Company liquidated its 50% interest in GSSW in exchange for cash of $22.6 million and 100% interests in several real estate partnerships then owned by GSSW. In 1998 and 1997, the Company disposed of several of the properties in the retained partnerships for gains of $3.1 million and $5.1 million, respectively. The proceeds from these sales have been reinvested in similar properties. Currently the Company manages ten properties including office space, retail space and apartments.

Reinsurance

     In keeping with industry practices, the Company reinsures portions of its life insurance exposure with unaffiliated reinsurance companies under traditional indemnity reinsurance agreements. Generally, the Company enters into indemnity reinsurance arrangements to diversify its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, currently ranging from $50,000 to $350,000 per life. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The Company remains responsible for policy claims to the extent the reinsurer fails to pay such claims. At December 31, 1998, the Company had ceded to reinsurers approximately $5.9 billion (15%) of life insurance in force, of which 97% was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best. Approximately $2.1 billion of the insurance in force was ceded to a single reinsurer, which was rated "A+" by A.M. Best. The Company evaluates the financial strength of its reinsurers upon inception of a reinsurance treaty and on an annual basis thereafter.

     The Company has entered into several coinsurance and modified coinsurance agreements with a single unaffiliated reinsurer with related insurance liabilities totaling $1.2 billion at December 31, 1998. See "Business:
Acquisitions and Reinsurance Transactions" described above.

     Certain of the insurance subsidiaries of the Company have ceded blocks of insurance under financial reinsurance treaties which have the effect of increasing the statutory surplus of the Company. As a result of such reinsurance transactions, the Company has increased its statutory surplus after the effect of income taxes by approximately $14.8 million; however, the effect of these reinsurance treaties is not included in stockholder's equity of the Company presented in accordance with generally accepted accounting principles ("GAAP"). Financial reinsurance increases the ceding insurer's statutory surplus with the expectation that such increased surplus will be returned to the reinsurer out of future earnings, if any, and guarantees the reinsured against any future statutory losses, if any, on the policies reinsured. The ability of an insurance subsidiary to pay dividends to Americo may be adversely affected by the reduction in statutory earnings caused by reductions in the outstanding levels of financial reinsurance. The risk fees paid to the reinsurers under these financial reinsurance treaties totaled $0.5 million and $0.8 million for the years ended December 31, 1998 and 1997, respectively. See Note 6 of the Notes to the Consolidated Financial Statements of the Company included in Item 8 appearing elsewhere in this Form 10-K.

Competition and Ratings

     The financial services industry in which the Company operates is highly competitive. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, investment advisors, mutual fund companies and other financial institutions, some of which have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. National banks, with their preexisting customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the U.S. Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company, which permits national banks to sell annuity products of life insurance companies in certain circumstances.

     The Company believes that the principal competitive factors in the sale of life insurance and asset accumulation products are product features, product flexibility, product pricing and crediting rates, commission structure, high credit standing and perceived stability of insurer, and service provided to the policyholder. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to attract and retain agents to market its insurance products and its ability to develop competitive products that are also profitable. The Company believes that it has good relationships with its agents and marketing groups, has an adequate variety of policies approved for issuance, and is generally competitive within the industry. The Company also competes with other entities in acquiring life insurance companies and blocks of insurance business. The acquisition of insurance companies or blocks of business is extremely competitive. Many of the companies with which the Company competes have a stronger capital position as well as better access to the capital markets.

     A primary factor in a company's ability to compete in the sales of life insurance business and the acquisition of life insurance companies is the ratings it receives from various rating agencies. Two of the Company's primary marketing subsidiaries, Great Southern and College Life, are rated "A (Excellent)" by A.M. Best and have a claims paying ability rating of "A (Good)" from Standard and Poor's Corporation ("S&P"). Ohio State is rated "A-(Excellent)" by A.M. Best and has a claims paying ability rating of "BBBpi
(Good)" from S&P. National Farmers Union is rated "B+ (Very Good)" by A.M. Best. While ratings do not constitute recommendations to buy or sell a company's insurance products, and are subject to change or withdrawal at any time, they are considered an important measurement in some markets.

Regulation

     All of the Company's life insurance company subsidiaries are domiciled in Texas. One or more of the life insurance subsidiaries is licensed to sell insurance in the District of Columbia and all states, except New York.

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

     Holding Company Regulations. Substantially all states also regulate members of insurance holding company systems. FHC is registered as a holding company system pursuant to such legislation in Texas. The insurance holding company statutes regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its parent. Generally, without the consent of the domiciliary state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus. Dividends may be paid only from statutory earned surplus as determined by the Texas Department of Insurance. Generally, state laws require an insurance company to file a dividend notification prior to payment of ordinary dividends.

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

     Risk-Based Capital Requirements. The NAIC's risk-based capital ("RBC") rules are used to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula is used by the states as an early warning tool to identify under-capitalized companies for the purpose of initiating regulatory action. Generally, action will be triggered when the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve ("AVR")) to its Authorized Control Level RBC (the "RBC Ratio") falls below 200%. Based upon the Company's calculations, all of its insurance subsidiaries had RBC ratios exceeding 200% at December 31, 1998.

     Texas has its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. The Commissioner of the Texas Department of Insurance has the power to take corrective actions similar to those in the NAIC's model act if a company does not maintain the required minimum level of capital and surplus. At December 31, 1998, the Company's Texas insurance subsidiaries' exceeded these requirements.

     There can be no assurance that insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company or on the ability of the Company's subsidiaries to make payments on the surplus debentures or to pay dividends and thus on the Company's ability to service its debt.

Employees

     At March 1, 1999, Americo and its wholly-owned subsidiaries employed approximately 766 persons.

ITEM 2.    PROPERTIES

     The principal executive offices of the Company are located at 1055 Broadway, Kansas City, Missouri 64105 and the Company's telephone number is
(816) 391-2000.

     The principal operations of the insurance subsidiaries are conducted from Kansas City, Missouri and Dallas, and Austin, Texas. The Company's locations include leased office space located at 1055 Broadway, Kansas City, Missouri 64105 and 333 West 11th Street, Kansas City, Missouri 64105. These properties are leased from Broadway Square Partners, a Missouri limited partnership of which a corporation controlled by the Merriman family is a 50% partner. The leases expire on August 31, 2010 and August 31, 2013, respectively.

     The Company occupies leased office space located at 500 N. Akard, Dallas, Texas 75221. The lease expires in June 2007.

     The Company also occupies leased office space located at 3755 Capitol of Texas Highway South, Austin, Texas 78704. The two leases related to this office space expire in May 2001 and 2003.

ITEM 3.    LEGAL PROCEEDINGS

     From time to time the Company is party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company.

     Great Southern and the Company are defendants in four purported class action lawsuits that were consolidated in May 1998 for multidistrict litigation pretrial proceedings in the U.S. District Court for the Northern District of Texas (In re Great Southern Life Insurance Company Sales Practice Litigation). These lawsuits allege deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and seek unspecified compensatory, punitive and/or treble damages. Additionally, on August 13, 1998, a fifth purported class action lawsuit also alleging deceptive sales practices was filed against Great Southern in state court in Dallas, Texas (Ebling v. Great Southern Life Insurance Co., 68th District Court, Dallas County, Texas). Another previously reported purported class action making similar allegations (Marroquin v. Great Southern Life Insurance Co., filed February 11, 1998, in Cameron County District Court, Texas) was settled on an individual basis for an amount that was not material to the Company.

     On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively "Fremont") were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). Fremont subsequently assumed the defense of Great Southern, the effect of which has been to limit the case to a claim for declaratory relief as to the amount of the surrender charge.

     Great Southern and the Company, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and the Company, are named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et. al., District Court, Dallas County, Texas). Plaintiffs, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in a company (Entrepreneur Corporation) to be made public at some point in the future. Plaintiffs claim actual and exemplary damages in an unspecified amount. Defendants have appealed the ruling certifying a class.

     On October 20, 1998, a purported class action lawsuit was filed against Great Southern, Credit Card Services, Inc., First Madison Bank and certain other defendants (McCulley v. Great Southern Life Insurance Company, et. al., U.S. District Court for the Northern District of Texas), alleging various misrepresentations in connection with the marketing of credit cards secured by universal life insurance policies issued by Great Southern. The suit seeks actual, exemplary and treble damages in an unspecified amount.

     The Company intends to defend all of the above pending actions vigorously. There can be no assurance that the foregoing or any future litigation relating to pricing and sales practices will not have a material adverse effect on the Company.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The historical financial information for the five years ended December 31, 1998 and at December 31, 1998, 1997, 1996, 1995 and 1994 has been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data set forth below is qualified in its entirety by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                    Year Ended December 31,
                                             ----------------------------------------------------------------------


                                               1998 (4)      1997 (3)        1996        1995 (2)       1994(1)
                                               --------      --------        ----        --------       -------

Statement of Income Data:
Premiums and policy revenues                  $  218,582    $  203,729    $  165,602    $  140,130    $  134,225
Net investment income                            226,534       219,267       186,725       152,047       130,149
Net realized investment gains (losses)             8,284         2,950          (120)         (282)       (3,529)
Gain on disposition of partnership interest           --            --        15,825            --            --
Other income                                      12,163        12,331         3,567         2,168           117
                                             -----------    ----------    ----------    ----------    ----------
    Total income                                 465,563       438,277       371,599       294,063       260,962
Policyholder benefits                            251,506       262,940       218,659       169,162       151,835
Commissions                                       13,390        11,230        13,473         9,662         8,711
Amortization expense                              87,189        43,694        29,714        26,666        23,534
Interest expense                                  12,057        12,089        12,263        10,593         9,254
Other operating expenses                          89,394        77,038        56,703        47,124        45,110
                                             -----------    ----------    ----------    ----------    ----------
Income before provision for income taxes          12,027        31,286        40,787        30,856        22,518
Provision for income taxes                         3,235         9,230        13,513        11,126         9,159
                                             -----------    ----------    ----------    ----------    ----------
Net Income                                    $    8,792    $   22,056    $   27,274    $   19,730    $   13,359
                                             ===========   ===========   ===========   ===========   ===========
Net income applicable to common stock per common share:
Net income                                    $   879.20    $ 2,205.60    $ 2,727.40    $ 1,973.00    $ 1,335.90
                                              ==========    ==========    ==========    ==========    ==========

Average common shares outstanding                     10            10            10            10            10
                                                      ==            ==            ==            ==            ==

Balance Sheet Data:
Total investments                             $2,346,395   $ 2,125,813   $ 2,018,852   $ 2,014,634   $ 1,582,592
Total assets                                   4,105,814     4,061,236     2,769,583     2,459,805     1,994,628
Total debt                                       132,533       132,884       133,312       133,451       100,702
Total liabilities                              3,848,634     3,814,374     2,562,561     2,269,042     1,844,632
Stockholder's equity                             257,180       246,862       207,022       190,763       149,996

---------------------------

(1) On February 28, 1994, the Company sold its investment in 100% of the common stock of PFS Holding Company ("PFSH") and its wholly-owned subsidiary, Premium Financing Specialists, Inc., to FHC.

(2) On July 10, 1995, the Company acquired all of the outstanding common stock of Victory Life.

(3) On April 15, 1997, the Company acquired all of the outstanding common stock of Ohio State and Investors Guaranty.

(4) On October 1, 1998, the Company acquired the 50% of College Insurance Group, Inc. not previously owned by the Company.

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

General

     The volume of the Company's life insurance in force has increased 134% from $18.5 billion in 1989 to $43.3 billion in 1998. This growth has been the result of a combination of acquisitions, reinsurance assumed and new business written. Changes in the Company's volume of life insurance inforce for the last three years is summarized in the following table.

                                                               1998             1997              1996
                                                               ----             ----              ----
                                                                            (in billions)

Beginning of year balance                                    $  47.2           $  27.6          $  26.9
Insurance business acquired or assumed                           1.6              18.9              2.0
New business written                                             3.4               2.6              2.1
Terminations and other                                          (5.3)             (1.9)            (3.4)
                                                             -------           -------          -------
End of year balance                                          $  46.9           $  47.2          $  27.6
                                                             =======           =======          =======

     The following table summarizes the Company's sales in terms of annualized premiums over the three year period ended December 31, 1998:

                                                               1998             1997              1996
                                                               ----             ----              ----
                                                                            (in millions)

Life insurance premiums                                      $  39.3           $  40.2          $  23.1
Annuity premiums                                                56.2              75.8             52.6
                                                             -------           -------          -------
                                                             $  95.5           $ 116.0          $  75.7
                                                             =======           =======          =======

     The Company intends to continue its focus on the sale of life insurance and annuity products through its marketing and distribution systems. In addition, the Company may also pursue selected acquisitions of blocks of life insurance policies and life insurance companies.

Segment Results

     Revenues and income before provision for income taxes for the Company's operating segments, as defined by Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows:

                                   Life                        Asset Accumulation                      Non-Life
                                Insurance                           Products                          Insurance
                                Operations                         Operations                        Investments
                      -------------------------------    -------------------------------    -------------------------------

                        1998       1997      1996           1998        1997     1996         1998       1997       1996
                        ----       ----      ----           ----        ----     ----         ----       ----       ----

Revenues               $417.5     $414.6    $347.3          $24.1       $7.7     $6.8         $8.0       $11.6      $1.1
Income (loss)
  before income taxes    54.4       53.7      45.2            6.2       (3.0)    (1.1)         6.8       10.6       1.1

     Life insurance operations. Income before income taxes increased only slightly from 1998 and 1997. Income before income taxes increased $8.5 million from 1996 to 1997 due to certain acquisitions completed in 1997 as more fully described in the "Consolidated Year to Year Comparisons" section included elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Asset accumulation products operations. Income before income taxes increased $9.2 million from 1997 to 1998. The primary reasons for the increase were (i) adjustments to deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest sensitive and annuity products, and (ii) the addition in 1998 of the results of operations from business which was previously ceded to an affiliated insurance company and recaptured in 1998 in conjunction with the Company's consolidation of its asset accumulation operations.

     Non-life insurance investments. Income before income taxes decreased $3.8 million from 1997 to 1998. The primary reasons for the decrease were (i) a decrease in income from Argus and (ii) a decrease in net realized investment gains on the sale of investment properties in 1998 compared with 1997. Income before income taxes increased between 1996 and 1997. The primary reasons for the increase were (i) an increase in income from Argus and (ii) an increase in net realized investment gains on the sale of investment properties in 1997 compared with 1996.

     Significant   reconciling  items of the segment revenues and income before income taxes shown above to amounts reported in the Company's consolidated financial statements appearing elsewhere in this Form 10-K include net investment income and operating expenses not allocated to segments, net realized investment gains (losses) not allocated to segments, interest expense
and  certain  non-recurring   transactions  such  as  gains  from  the  sale  of
subsidiaries. These reconciling items had the effect of decreasing income before income taxes, by $25.4 million from 1997 to 1998. The primary reasons for the decrease were (i) net realized investment losses in 1998 and (ii) an increase in operating expenses not allocated to segments in 1998. These reconciling items had the effect of decreasing income before income taxes by $25.8 million from 1996 to 1997. The primary reasons for the decrease were (i) a gain on dispostion of a partnership interest in 1996 and (ii) an increase in operating expenses not allocated to segments in 1997.

Consolidated Year to Year Comparisons

     The Company entered into two transactions during the period 1996 through 1998 which affect the comparability of its results of operations between periods.

     In July 1996, in connection with administrative agreements entered into with Fremont Life, an unaffiliated company (the "Reinsurer") reinsured 100% of the insurance business of Fremont Life on a coinsurance basis. The Reinsurer then reinsured certain risks on these same liabilities to Great Southern on a modified coinsurance basis. The associated policy liabilities were approximately $335.4 million at December 31, 1998.

     On April 15, 1997, Great Southern acquired all of the outstanding common stock of Ohio State Life and Investors Guaranty ("Ohio State Acquisition") from Farmers Group, Inc. On the acquisition date, Ohio State and Investors Guaranty had combined assets of $1,039 million and combined liabilities of $694 million. The acquisition was accounted for as a purchase. On April 16, 1997, Ohio State and Investors Guaranty entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to the Reinsurer in exchange for a ceding commission of $145.7 million. Concurrently, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. The results of operations of these acquired policies from the date of acquisition, less the net 30% coinsurance, are included in the Company's results of operations. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission.

     In each of the above transactions with the Reinsurer, the invested assets related to the reinsured businesses are owned by the Reinsurer. At December 31, 1998, the insurance liabilities associated with these reinsurance transactions totaled $1.0 billion. Results from this reinsurance transaction and the Ohio State Acquisition are included in the Company's results of operations from the respective dates of the transactions.

     The effects of the above transactions, collectively referred to herein as the Acquisitions, on the individual income statement components, excluding the costs of financing, are set forth in the table below (in millions).

                                                         1998 and 1997                 1997 and 1996
                                                    Acquisitions Effects on       Acquisitions Effects on
                                                     1998 and 1997 Results         1997 and 1996 Results
                                                              (1)                           (2)
                                                    -------------------------     -------------------------


                                                       1998         1997             1997         1996
                                                       ----         ----             ----         ----
Premiums and policy revenues                         $  53.6      $  42.0          $  56.8       $  6.9
Net investment income                                   27.2         18.9             43.7         14.3
Net realized investment gains                            6.7          -                -            -
Other income                                             3.8          3.4              3.4          -
Policyholder benefits                                   49.4         37.5             66.8         17.5
Commissions                                              2.5          1.3              1.5          2.4
Amortization expense                                    25.1         11.1             18.4          -

     (1) Includes the results from the Ohio State Acquisition in 1997.
     (2) Includes the results from the Ohio State Acquisition in 1997 and the agreements with the Reinsurer in 1997 and 1996.

     Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     Income before provision for income taxes decreased $19.3 million to $12.0 million in 1998. The primary reasons for the decrease were (i) realized investment losses, (ii) an increase in amortization expense and (iii) an increase in other operating expenses, partially offset by (iv) lower death benefits. The Company recorded $2.8 million of expense for the relocation of its Columbus, Ohio operations during 1998. These items and significant changes in individual income statement components are discussed in more detail below.

     Premiums and policy revenues. Premiums and policy revenues totaled $218.6 million in 1998 compared to $203.7 million in 1997. Excluding the Acquisitions, premiums and policy revenues increased $3.3 million from 1997 to 1998. Traditional life insurance premiums decreased $5.1 million because lapses of the Company's traditional policies exceeded the premium volume from newly-issued traditional policies. This decrease was offset by an increase in policy revenues of $4.0 million resulting from policy charges on increased interest-sensitive life and annuity policy fund values and increased surrender charges of $2.7 million from a closed block of annuity business.

     Net investment income. Net investment income totaled $226.5 million in 1998 compared to $219.3 million in 1997. Excluding the effect of the Acquisitions, net investment income decreased $1.1 million, which includes a $1.6 million decrease in income from equity subsidiaries.

     Net realized investment gains. Net realized investment gains totaled $8.3 million in 1998 compared with $3.0 million in 1997. Excluding the effect of the Acquisitions, net realized investment gains decreased $1.4 million. In 1998, the Company reported $8.3 million of realized gains including $16.7 million of gains from the sale of fixed maturity investments held by the Reinsurer. As described below, the sale of fixed maturity investments held by the Reinsurer resulted in increased amortization of cost of business acquired assets. Excluding the $16.7 million of gains described above, the Company realized losses of $8.4 million in 1998 compared to gains of $3.0 million in 1997. There were no sales of investments held by the Reinsurer in 1997 and no impact on amortization from other gains realized in 1997. The difference between realized losses in 1998 and realized gains in 1997 resulted in an $11.4 million reduction in income before provision for income taxes in 1998 compared with 1997.

     Included in 1998 realized losses of $8.4 million is $6.0 million of realized losses on short positions held on common stocks owned by the Company. There was a like amount of increase in market value on the related long position of the common stocks which is included in unrealized gains in stockholder's equity.

     Other income. Other income totaled $12.2 million in 1998 compared to $12.3 million in 1997. Other income includes an administrative service fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies, which amounts are included in the effects of the Acquisitions. Excluding these amounts, other income decreased $0.5 million from 1997 to 1998. The Company recorded a gain of $4.9 million from the sale of Investors Guaranty in May 1998 and a gain of $4.8 million from the sale of Loyalty Life Insurance Company ("Loyalty") in 1997.

     Policyholder benefits. Policyholder benefits totaled $251.5 million in 1998 compared with $262.9 million in 1997. Excluding the effect of the Acquisitions, policyholder benefits decreased $23.3 million from 1997 to 1998. This decrease resulted primarily from (i) an $8.9 million decrease in death benefits, (ii) a $4.3 million decrease in interest credited on universal life and annuity fund balances, and (iii) a $5.5 million increase in the amount of benefit reserves released from 1997 to 1998 associated with the lower traditional premiums referred to above. The decrease in interest credited is comprised of an $8.8 million decrease resulting from reduced fund values in a closed block of annuity business, offset by a $5.9 million increase related to increased fund values of the Company's asset accumulation products. The balance of the decrease results from a reduction, made in response to market conditions, in the rate of interest credited on interest-sensitive products.

     Amortization expense. Amortization expense totaled $87.2 million in 1998 compared with $43.7 million in 1997. Amortization expense in 1998 increased $16.7 million as a result of realized investment gains on the sale of fixed maturity investments, including $6.7 million related to the Acquisitions. The sale of these fixed maturity investments at a gain will reduce future investment income, requiring the recognition of additional amortization expense in 1998. Excluding the Acquisitions, amortization expense increased $29.5 million from 1997 to 1998. This increase resulted from (i) $10.0 million of realized investment gains as discussed above, (ii) increased surrenders in a closed block of annuity business and (iii) increased amortization of deferred policy acquisition costs on Great Southern's universal life insurance business. Included in amortization expense are adjustments to decrease deferred policy acquisition costs and the cost of business acquired assets of $0.9 million in 1998 and $2.5 million in 1997. These adjustments result from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity policies. Under GAAP, deferred policy acquisition costs and the cost of business acquired assets on interest-sensitive life products are amortized based on the estimated future gross profits of the related policies.

     Other operating expenses. Other operating expenses totaled $89.4 million in 1998 compared with $77.0 million in 1997. The increase in other operating expenses resulted from (i) the inclusion of twelve months of operating expenses related to Ohio State and Investors Guaranty in 1998 compared with nine months of operating expenses for these entities in 1997 following their April 1997 acquisition by the Company, (ii) $2.8 million of expenses related to the relocation of the Company's Columbus, Ohio operations to other Company locations during 1998, (iii) the operating expenses of marketing operations purchased by the Company in October 1998 and (iv) increased expenses associated with the continued development and expansion of the Company's product offerings and marketing capabilities. Increased expenses in these areas included both product development expenses and expenses incurred on the Company's administrative systems.

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

     Net realized investment gains. The Company recorded net realized investment gains of $3.0 million in 1997. During 1997, the Company recorded gains of $5.1 million from the sale of three real estate investment properties, which were offset by various other investment losses.

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

     Other operating expenses. Other operating expenses increased $20.3 million to $77.0 million in 1997 from $56.7 million in 1996. Excluding the effects of the Acquisitions, other operating expenses increased $6.1 million from 1996 to 1997. The primary reasons for the increase in operating expenses from 1996 to 1997 are expenses associated with a marketing office opening in California in September 1996, increased depreciation expense in 1997 resulting from purchases of computer equipment in 1996 and 1997, and increased legal and professional fees in 1997. Financial Condition and Liquidity

     Liquidity. The liquidity needs of Americo, whose principal assets are investments in its insurance subsidiaries, are dependent upon receipt of sufficient funds from its subsidiaries. The cash requirements of Americo consist of debt service requirements on notes payable, amounts due to FHC under advisory and data processing agreements and its own operating expenses. These cash requirements are met by payments of principal and interest on surplus debentures that Americo holds which are issued by United Fidelity and dividends from United Fidelity. Americo also receives payments under investment advisory and data processing agreements with the insurance subsidiaries which permit Americo to recover a portion of the amounts paid by it under similar agreements with FHC. On a stand-alone basis, at December 31, 1998, Americo had $33.2 million of cash and cash equivalents and marketable equity securities available for debt service and other corporate requirements.

     Americo has outstanding $100.0 million aggregate principal amount of senior subordinated notes that it issued in 1993. These senior subordinated notes bear interest at 9.25% and mature in May 2005. They are redeemable at the option of Americo beginning in 1998. The redemption prices are in excess of par in 1999.

     In connection with the acquisition of The Victory Life Insurance Company in July 1995, Americo issued notes payable to the seller with face amounts aggregating $17 million and borrowed $21 million under a $70 million credit agreement with a syndicate of banks. Of the $17 million face amount of notes payable issued to the seller, $5 million mature in 2015 and the remaining $12 million mature in 24 equal semi-annual installments the first of which was due in 1995. The notes are carried at their discounted value, which assumes an average effective rate of 11.6%.

     Americo's bank credit agreement, which was last amended in 1998, is a revolving credit facility until December 1999, at which time amounts then outstanding convert into a term loan repayable in six, equal semi-annual installments commencing July 1, 2000. Amounts outstanding under the credit facility bear interest at either a bank prime rate or 7/8% over LIBOR.

     At December 31, 1998, United Fidelity had outstanding to Americo four surplus debentures with an aggregate unpaid balance of $122.8 million. The terms of the surplus debentures have been established to provide for the payment of principal and interest to Americo in amounts sufficient to make payments on the Company's external debt obligations in accordance with their payment schedules. The surplus debentures and their payment schedules have been approved by the Texas Department of Insurance; therefore, no scheduled payment will require the approval of the Texas Department of Insurance.

     The surplus debentures contain restrictions which prevent United Fidelity from making principal and interest payments if such payments reduce United Fidelity's statutory capital and surplus below an amount specified in the surplus debenture agreements. The most restrictive minimum surplus requirement contained in the surplus debentures is $37.5 million; United Fidelity's capital and surplus at December 31, 1998 was $96.9 million. Any future payment of principal or interest on such surplus debentures will be limited by the ability of the subsidiaries of United Fidelity to pay dividends to United Fidelity and may be further limited by United Fidelity's RBC requirements. See "Business:
Regulation". The Company does not believe that United Fidelity will have any difficulty in meeting its obligations under these surplus debentures in the foreseeable future.

     In order to meet its obligations under the surplus debentures, United Fidelity uses funds generated by its insurance operations and dividends from its insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions. The insurance holding company statues of Texas in which the Company's insurance subsidiaries are domiciled regulate payment of dividends by an insurance company to its parent. Generally, without the consent of the state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Additionally, an insurance company is required to notify the respective insurance department prior to the payment of ordinary dividends.

     The ability of life insurance subsidiaries to pay dividends also may be affected by reinsurance treaties. Under reinsurance treaties with an unrelated reinsurer, National Farmers Union is restricted from declaring dividends if adjusted surplus is less than $27.5 million. Adjusted surplus is defined in the treaties as statutory capital and surplus, plus AVR, less the admitted asset value of all affiliated investments. At December 31, 1998, National Farmers Union had adjusted surplus of $52.2 million.

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

     The Company believes that its investment portfolio will allow it to satisfy all existing contractual obligations to policyholders. At December 31, 1998, the Company's investment portfolio included cash and short-term investments totaling $68.2 million, marketable equity securities totaling $89.0 million as well as $324.2 million in U.S. Treasury and government securities, mortgage-backed securities and asset-backed securities and $601.0 million of corporate bonds classified as available for sale, all of which management believes could be readily converted to cash.

     Financial condition. Stockholder's equity increased to $257.2 million at December 31, 1998 from $246.9 million at December 31, 1997. The increase was the result of net income of $8.8 million and an increase in net unrealized investment gains of $3.5 million, less a $2.0 million dividend to FHC. Net unrealized investment gains in 1998 were recorded due to an increase in the market value of the Company's marketable equity securities offset by a decrease in its available for sale fixed maturities. See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the components of the change in net unrealized investment gains.

     The changes occurring in the Company's consolidated balance sheet from December 31, 1998 to December 31, 1997 primarily reflect the normal operations of the Company's life insurance subsidiaries.

     Statutory capital and surplus of the Company's insurance subsidiaries at December 31, 1998 includes $14.8 million relating to financial reinsurance agreements which is not included in stockholder's equity on a GAAP basis. Financial reinsurance treaties between National Farmers Union and unrelated parties contain minimum statutory surplus requirements and require National Farmers Union to place securities in an escrow account ($75.2 million at December 31, 1998) to secure National Farmers Union's obligations to the third party reinsurer.

     Investment Portfolio. The Company has what it believes to be a conservative investment philosophy. The Company's investment portfolio is designed to match investment maturities as closely as possible to the projected cash flow requirements of the Company's outstanding liabilities. The Company's policy is to have a substantial portion of its investment portfolio in fixed income securities with call protection.

     The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and S&P and Moody's ratings at December 31, 1998:




                                                  Equivalent                                  Total
            S&P                    Moody's           NAIC        Held to      Available      Carrying
         Rating (1)               Rating (1)        Rating       Maturity        for           Amount    Percentage
--       -----------         --   -----------     ---------    -----------                 --  ------    ----------
                                                      (1)          (2)          Sale (3)
                                                      ---          ---       -- --------
                                                                                   (in thousands)
Investment grade:
AAA                                  Aaa               1       $   328,689   $   329,527   $   658,216        36.5%
AA                              Aa1,Aa2, Aa3           1            93,297        95,094       188,391        10.5
A                                A1, A2, A3            1           331,993       307,662       639,655        35.5
BBB                           Baa1, Baa2, Baa3         2           122,493       178,089       300,582        16.7
                                                               -----------   -----------   -----------   ---------
Subtotal                                                           876,472       910,372    1,786,844         99.2

Non-investment grade:
BB or below                     Ba1 or below         3, 4              122        14,819        14,941         0.8
                                                               -----------   -----------   -----------   ---------

Total fixed maturity
  investments                                                  $   876,594   $   925,191   $1,801,785        100.0%
                                                               ===========   ===========   ==========    =========


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

(2) Carrying amount is amortized cost. The market value of held to maturity securities as December 31, 1998 was $914.7 million.

(3) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 1998 was $893.7 million.

     The Company continually reviews its non-investment grade debt securities (NAIC designations 3 through 6) for evidence of declines in value which are other than temporary. The Company does not anticipate any material increase in its investments in non-investment grade debt securities. At December 31, 1998, the Company's investment portfolio contained no securities which were in default as to principal or interest.

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

     The primary risk associated with MBS is that a changing interest rate environment might cause prepayment of the underlying mortgages at speeds different than anticipated at the time of their purchase. The degree to which a security is at risk to either increases or reductions in yield is influenced by the difference between its carrying value and par value, the relative sensitivity of the underlying mortgages to prepayment in a changing interest rate environment and the repayment priority of the securities in each securitization structure.

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

     At December 31, 1998, approximately $190.1 million in carrying value of the Company's investment portfolio consisted of mortgage loans, which were collateralized primarily by multi-family apartments, office buildings and retail properties located in 30 states. Approximately 34% of the portfolio was multi-family apartments, 18% was office buildings, 27% was retail space and 21% was other types of properties. At December 31, 1998, approximately 16% of the mortgage loan portfolio was secured by properties in Texas, 15% in Missouri, 11% in Connecticut and 10% in Kansas. No more than 10% of the remaining portfolio was secured by properties in any one state.
     At December 31, 1998, 1.11% of the mortgage loan portfolio consisted of loans with balloon payments that mature before January 1, 2000. At December 31, 1998, mortgage loans delinquent by more than 90 days, as determined on a contract delinquency basis, totaled approximately $0.9 million, which constituted 0.5% of mortgage loans and was 0.04% of cash and invested assets. There were no loans foreclosed upon and transferred to real estate owned in the Company's consolidated balance at December 31, 1998. The favorable default experience is principally attributed to the Company's selectivity in the purchase of mortgages in connection with acquisitions of its life insurance subsidiaries. In light of the current market interest rate environment, the Company may experience prepayments on its mortgage loan portfolio, thus reducing its yield on such portfolio. The Company plans to continue applying its historical underwriting standards to future investments in mortgage loans.

     Real estate investments were only 1.2% of the carrying value of the Company's cash and invested assets at December 31, 1998.

     Non-Insurance Subsidiaries. During 1998, Americo received dividends from Argus consisting of $9.5 million of cash and received a $0.4 million cash distribution from Hereford, LLP.

Asset-Liability Management

     Management is aware that prevailing interest rates may shift significantly and has strategies in place to manage either an increase or decrease in interest rates. In a rising interest rate environment, the Company's cost of funds would increase over time as it prices its new and existing interest-sensitive and investment products to maintain generally competitive market rates. Management would seek to invest new and renewal premiums in investments which are generally matched in duration to, and higher yielding than, its liabilities. Management believes that liquidity to fund withdrawals would be available through a combination of incoming cash flow, the sale of short-term or floating rate instruments, and maturing short-duration assets thereby avoiding the sale of significant amounts of longer duration fixed-rate assets in an unfavorable bond market. In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed-rate liabilities. Should increased liquidity be required for withdrawals, management believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening which would be expected in the bond market.

     Asset-liability management is utilized by the Company to reduce the risks to the Company for interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return in a variety of interest rate environments. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. The Company's portfolio strategy is constructed with a view to achieving adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability management, liquidity and safety. The Company has structured its investment portfolio to reduce changes in the value of the assets under various rate environments. In that regard, the percentage of the Company's fixed-rate investment portfolio which is non-callable has increased from 44% in 1995 to 62% in 1998. In addition, the portfolio's concentration in mortgage-backed securities, which are subject to cash flow variability in changing interest rate environments, has decreased from 38% in 1995 to 24% in 1998. See "Investment Portfolio" section included elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the Company's investments.

     In order to reduce the probability of unexpected increases in policy or contract surrenders, which would create a need for increased liquidity, the Company has structured its interest-sensitive life insurance and annuity products to include substantial surrender charges. At December 31, 1998, approximately 81% and 83% of the reserves for interest-sensitive life insurance and annuity products, respectively, were for policies with surrender charges or otherwise not subject to discretionary withdrawal by the policyholder. Also at December 31, 1998, the aggregate cash surrender values of the Company's interest-sensitive life insurance and annuity products were approximately 87% and 93%, respectively, of the aggregate policyholder fund value.

     As part of its asset-liability management, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities. At December 31, 1998, the Company's assets had an effective duration of 5.1 and its liabilities had an effective duration of 6.8. If interest rates were to decrease 10% from December 31, 1998 levels, the increase in the value of the Company's liabilities would exceed the increase in the value of the Company's assets by approximately $23 million. Because the Company actively manages its assets and liabilities and has developed strategies to reduce its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

Effects of Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

     Also in June 1997, FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. The adoption of this statement resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adoption of this accounting standard will not have a significant impact on the consolidated financial statements of the Company.

Year 2000 Readiness

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

     The Company had met its milestone of having all administration systems prepared for Year 2000 processing by December 31, 1998. These systems are used by the Company to process its insurance business, including premium receipts and claim payments. Currently, all administrative systems have been renovated and the Company, working with its outsource provider, has tested all Year 2000 remediations and has placed these tested systems into production use. All internal and corporate systems, such as file servers and desktop systems, are scheduled to be Year 2000 ready by June 30, 1999. Approximately 95% of these systems have been assessed for Year 2000 readiness and substantially all of these are believed to be Year 2000 ready. The Company's imbedded systems, such as phone switches, will be upgraded, as necessary, during 1999. The affected systems have been identified. If the Company fails to successfully complete a significant portion of the Year 2000 plan such failure may have a material adverse impact on the Company's financial condition. Currently, management considers the possibility of such a failure to be unlikely; however, in the event management's assessment changes in the future, an appropriate contingency plan will be developed.

     A major part of the Company's Year 2000 plan relates to other business entities on which the Company is reliant to conduct its operations. The aforementioned Year 2000 committee has identified key business partners, customers, vendors and suppliers to participate in a survey program. These business entities are comprised of entities which impact many companies across the country in varied industries, as well as entities with more limited customers. Entities serving customers nationwide include the federal government, the banking system, the postal service, national brokerage firms, stock exchanges, and national overnight delivery providers. Local entities include the Company's reinsurers, banks, computer hardware vendors, payroll processor, public utilities and phone companies. After identifying the entities, the Company sent surveys to each requesting information related to Year 2000 readiness. Management has developed a database to track survey responses and will send any necessary second requests by April 15, 1999. If further requests do not result in a response, a determination will be made at that time whether further contact should be made. The responses to these surveys are being evaluated by Company management to determine whether potential Year 2000 problems exist. If the Company believes a problem may exist, an appropriate contingency plan will be developed to minimize any effect on the Company. The Company is specifically reliant upon the federal government for various functions including mail delivery of customer correspondence, national banking activities and electronic list bill premium processing for government employees. The federal government's policy is to not respond to Year 2000 surveys, so the Company, like most organizations, has assumed the operations of the federal government will not be significantly affected by Year 2000 problems. If problems do arise, the operations of the Company may be materially adversely impacted.

     The Company incurred expense through December 1998 related to this project is $160,000. It is expected additional expenses will total $250,000 during 1999. As these expenses are not significant to the Company's overall information technology budget, this remediation plan will be funded from the Company's normal operating cash flows. The remediation costs are nominal due to the Company's service agreement with its third party provider. At this point in time, other information systems projects have not suffered due to Year 2000 compliance efforts so as not to have an adverse effect on the Company's operations.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the "Asset-Liability Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements for the three years ended December 31, 1998 and the related report of independent accountants thereon are set forth at pages F-2 to F-28 hereof and are incorporated herein by reference. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors and Executive Officers are as follows:

    Name               Age  Position

Michael A. Merriman    41   Chairman of the Board and Director

Gary L. Muller         52   President, Chief Executive Officer and Director

Timothy S. Sotos       50    Director

Mark K. Fallon         44    Senior Vice President and
                             Assistant Secretary-Investments

David F. Hill          44    Senior Vice President and Chief Marketing Officer

Gary E. Jenkins        41    Senior Vice President, Chief Financial Officer
                             and Treasurer

Donna H. Kinnaird      47    Senior Vice President,
                             Chief Operating Officer-Kansas City

     Americo's current Board of Directors consists of three directors. The executive officers of Americo are elected by the Board of Directors from time to time as it deems necessary or advisable, and are subject to removal by the Board.

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

     Donna H. Kinnaird is Senior Vice President and Chief Operating Officer Kansas City of Americo and has been Senior Vice President of its insurance subsidiaries since August 1989. In 1994, she assumed the position of Chief Operating Officer of the Kansas City-based insurance companies. She served as Chief Financial Officer from 1989 to 1994.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated Executive Officers of the Company for the three years ended December 31, 1998.
                           Summary Compensation Table

Name and
Principal Occupation                                  Annual Compensation           All Other
                                                         Year        Salary          Bonus      Compensation (1)

Gary L. Muller                                           1998      $  462,000      $   350,000    $    4,887
President, Chief Executive Officer and                   1997         462,000          350,000         3,220
  Director                                               1996         462,000          350,000         3,203

Michael A. Merriman                                      1998         363,000               --         4,887
Chairman of the Board                                    1997         363,000               --         3,220
                                                         1996         363,000               --         3,203

Donna H. Kinnaird                                        1998         200,000          175,000         4,923
Senior Vice President and                                1997         200,000          175,000         3,168
  Chief Operating Officer-Kansas City                    1996         190,000          175,000         3,203

Gary E. Jenkins                                          1998         200,000          175,000         4,925
Senior Vice President and,                               1997         200,000          175,000         3,165
  Chief Financial Officer and Treasurer                  1996         175,000          175,000         3,203

David F. Hill                                            1998         200,000          175,000         4,927
Senior Vice President and                                1997         200,000          175,000       103,308
  Chief Marketing Officer                                1996         100,000           75,000        31,000

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 10,000 shares of Common Stock outstanding at March 25, 1999 all of which were beneficially owned by FHC, whose principal executive offices are located at 300 West 11th Street, Kansas City, Missouri 64105 and whose phone number is (816) 391-2000. The Company has no other outstanding shares of capital stock.

     The following table sets forth certain information with respect to beneficial ownership by Directors and Executive Officers of Americo, named in
Item 11 "Summary Compensation Table" above, of FHC's Common Stock.

                                                                           Amount and Nature
                                                                             of Beneficial
                                                                               Ownership          Actual Percent
   Title of Class                 Names of Beneficial Owners                                         of Class
                                                                           ------------------     ---------------

Common Stock          Michael A. Merriman                                       112,000 (1)           29.8%
                      Gary L. Muller                                             52,500 (2)           14.0%
                      Timothy S. Sotos                                           49,800 (3)           13.3%
                      All directors and executive officers as a group           214,300               57.1%

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

(2) FHC has an option to acquire 17,301 of these shares at a per share price of $188.

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

     Advisory Agreement. The Company appointed FHC to act as investment advisor on a non-exclusive basis to the Company and its wholly-owned insurance subsidiaries pursuant to an advisory agreement between the Company and FHC ("Advisory Agreement"). Under the Advisory Agreement, FHC supervises and directs the composition of the investment portfolios of the Company and its insurance subsidiaries in accordance with their respective objectives and policies. For its services under the Advisory Agreement, FHC is paid in advance a quarterly fee based on the aggregate statutory book value of the investable assets of the Company and its subsidiaries as of the end of the prior fiscal quarter. Under this formula the fee paid for the year ended December 31, 1998 was $8.1 million. FHC also is entitled to receive reimbursement for certain commissions, brokerage and other expenses incurred by it in the performance of its duties. The Company recovers amounts paid to FHC under the Advisory Agreement from the insurance subsidiaries, subject to regulatory limitations. The Advisory Agreement provides that FHC shall not be liable for any losses except for those resulting from willful misfeasance, bad faith or gross negligence, or from reckless disregard by FHC of its duties.

     Data Processing Agreement. Pursuant to a data processing services agreement ("Data Processing Agreement") between FHC and the Company, FHC provides the Company and its insurance subsidiaries with record-keeping services for certain life insurance and annuity products. In providing these services, FHC utilizes contract personnel and computerized data processing systems. For its services, FHC is paid a fee of $15.87 for each policy serviced per year, subject to renegotiation and annual adjustments based on changes in the consumer price index. This amount generally represents FHC's cost of providing such services plus amortization of FHC's development costs. The aggregate fee paid for the year ended December 31, 1998 under the Data Processing Agreement was $14.5 million. FHC also is entitled to reimbursement for its reasonable out-of-pocket expenses incurred in performing the Data Processing Agreement. The Company is also a party to a separate data processing services agreement with its wholly-owned insurance subsidiaries wherein the subsidiaries agree to use such services and to pay for them pursuant to a separate data processing services agreement (the "Subsidiary Data Processing Agreement"). Under the Data Processing Agreement, Americo agrees to indemnify FHC against liabilities arising out of, among other matters, actions taken by FHC under the agreement in good faith and due diligence. Americo's subsidiaries made similar indemnification agreements with Americo under the Subsidiary Data Processing Agreement.

     Reimbursement of Expense Agreement. The Company and its subsidiaries have entered into a cost sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane owned by FHC. Under this agreement, each party pays the cost of any air transportation expenses which can be identified as incurred for its sole benefit and expenses which cannot be so identified are allocated based on utilization. Americo and its subsidiaries incurred approximately $0.3 million of expense under this agreement for the year ended December 31, 1998.

     FHC Lease. The Company's subsidiary, United Fidelity, owns a building in Kansas City which is leased to and occupied by FHC. Under the terms of the lease, FHC pays $8,500 per month in rent and has an option to purchase the building for $1.2 million, an amount equal to its statutory book value and which approximates its current fair market value. The exercise price of the option will be revised annually to the greater of fair market value or statutory carrying value. Management believes that the rentals under the lease are comparable to market rental values for comparable space and footage in the local market.

Other Transactions

     In connection with the Joint Venture, referred to under "Marketing and Distribution" contained in Item 1 herein, FHC and Annuity Service Corporation ("ASC") each entered into separate services agreements with FAL in 1993, pursuant to which FHC and ASC provided certain administrative functions to FAL with respect to certain tax-qualified insurance and annuity products ("403(b) Business"). For these services, FAL paid a fixed fee (on a per policy basis) for all 403(b) Business existing at December 31, 1992 and a percentage fee (based on first year premiums) for all 403(b) Business written or reinsured by FAL after December 31, 1992. FAL paid $1.4 million and $2.0 million to FHC and ASC, respectively, under these service agreements during 1998. These services agreements were terminated October 1, 1998, concurrent with the Company's purchase of the 50% of CIG not previously owned by the Company.

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

     United Fidelity leases office space (and related parking facilities) in buildings owned by Broadway Square Partners, a general partnership in which one of the partners is SCOL, Inc. ("SCOL"), a Missouri corporation, owned by members of the Merriman family. The aggregate amount paid (including rentals and expense reimbursement) under the lease to Broadway Square Partners in 1998 was approximately $1,051,000. The terms of the lease are as favorable to the Company's subsidiary as those offered other unaffiliated tenants of the building.

     Subsidiaries of the Company paid an aggregate of approximately $343,000 in 1998 to Clinical Reference Laboratory, Inc., a Kansas corporation ("Clinical Laboratory"), which is 80% owned by the Merriman family and of which Timothy S. Sotos is Chairman of the Board. The amounts paid were for medical testing services performed for the Company's subsidiaries. The rates paid were competitive with those charged by Clinical Laboratory to similarly situated unaffiliated insurance companies for similar services.

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

     (b) Exhibits:

---------------- ---------------- ---------------------------------------------

---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

2.1(a)(1)                         Stock  Purchase  Agreement  dated January 21,
                                  1997 between  Great  Southern Life Insurance
                                  Company  and Farmers  Group,  Inc.
                                  (incorporated  by  reference  from Exhibit
                                  2.3(a) to Registrant's Form 10-K (File No.
                                  33-64820)for the year ended December 31,
                                  1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

2.1(a)(2)                         Amendment No. 1 dated April 15, 1997 to Stock
                                  Purchase  Agreement by and between Farmers
                                  Group, Inc. and Great Southern Life Insurance
                                  Company  (incorporated by reference from
                                  Exhibit 2.1(b) to Registrant's Form 10-Q
                                  (File No.  33-64820) for the quarter ended
                                  March 31, 1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
2.1(b)                            Automatic  Coinsurance  Reassurance Agreement
                                  entered into between The Ohio State Life
                                  Insurance  Company and Employers  Reassurance
                                  Corporation  (incorporated by reference from
                                  Exhibit 2.3(b) to Registrant's Form 10-K
                                  (File No.  33-64820) for the year ended
                                  December 31, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

2.1(c)                            Automatic  Coinsurance  Reassurance  Agreement
                                  entered into between  Investors  Guaranty Life
                                  Insurance  Company and  Employers  Reassurance
                                  Corporation  (incorporated  by reference  from
                                  Exhibit 2.3(c) to Registrant's Form 10-K (File
                                  No.  33-64820) for the year ended December 31,
                                  1996).
---------------- ----------------
---------------- ----------------

2.1(d)                            Modified  Coinsurance  Retrocession  Agreement
                                  (Ohio  State  Life   Business)   entered  into
                                  between Great Southern Life Insurance  Company
                                  and    Employers    Reassurance    Corporation
                                  (incorporated by reference from Exhibit 2.3(d)
                                  to Registrant's  Form 10-K (File No. 33-64820)
                                  for the year ended December 31, 1996).
---------------- ----------------
---------------- ----------------

2.1(e)                            Modified  Coinsurance  Retrocession  Agreement
                                  (Investors   Guaranty  Life  Business)  to  be
                                  entered  into  between  Great   Southern  Life
                                  Insurance  Company and  Employers  Reassurance
                                  Corporation  (incorporated  by reference  from
                                  Exhibit 2.3(e) to Registrant's Form 10-K (File
                                  No.  33-64820) for the year ended December 31,
                                  1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

2.1(f)                            Escrow  Agreement  (Ohio State  Life/Investors
                                  Guaranty Life  Business)  entered into between
                                  Great  Southern  Life  Insurance  Company  and
                                  Employers       Reinsurance        Corporation
                                  (incorporated by reference from Exhibit 2.3(f)
                                  to Registrant's  Form 10-K (File No. 33-64820)
                                  for the year ended December 31, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
2.1(g)                            Investment  Management  Agreement (Ohio State
                                  Life Business) entered into between Americo
                                  Life, Inc. and Employers Reassurance
                                  Corporation  (incorporated  by reference from
                                  Exhibit 2.3(g) to Registrant's Form 10-K
                                  (File No.  33-64820) for the year ended
                                  December 31, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

2.1(h)                            Investment  Management  Agreement (Investors
                                  Guaranty Life Business) entered into between
                                  Americo Life, Inc. and Employers Reassurance
                                  Corporation  (incorporated by reference from
                                  Exhibit 2.3(h) to  Registrant's Form 10-K
                                  (File No.  33-64820)for the year ended
                                  December 31, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

2.2                               Stock  Purchase  Agreement  dated February 27,
                                  1998 between  Great  Southern  Life  Insurance
                                  Company and John Hancock Mutual Life Insurance
                                  Company  related  to  the  sale  of  Investors
                                  Guaranty Life Insurance Company  (incorporated
                                  by reference from Exhibit 2.4 to  Registrant's
                                  Form 10-Q [File No.  33-64820] for the quarter
                                  ended March 31, 1998).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ----------------------------------------------

2.3                               Purchase   Agreement  dated  October  1,  1998
                                  between the Registrant,  Robert L. Myer, Great
                                  Southern  Group,   Inc.,   Marketing  Services
                                  Group,  Inc., NAP Partners,  Inc., and Pension
                                  Consultants     &     Administrators,     Inc.
                                  (incorporated  by reference from Exhibit 25 to
                                  Registrant's Form 10-Q [File No.  33-64820]for
                                  the quarter ended September 30, 1998).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

3.1                               Restated Articles of Incorporation, as
                                  amended, of the Registrant  (incorporated by
                                  reference from Exhibit 3.1 to Registrant's
                                  Form S-4 (File No. 33-64820) filed June 22,
                                  1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

3.2                               Bylaws,   as   amended,   of  the   Registrant
                                  (incorporated by reference from Exhibit 3.2 to
                                  Registrant's  Form  S-4  (File  No.  33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ---------------------------------------------

---------------- ---------------- ---------------------------------------------
4.1(a)                            Conformed  copy of Indenture, dated as of May
                                  25, 1993,  between  Registrant and Commerce
                                  Bank of Kansas City,  N.A., as trustee
                                 (incorporated  by reference from Exhibit 4.1
                                  to Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ---------------------------------------------

4.1(b)                            Form of 9 1/4%  Senior  Subordinated  Note
                                  Due 2005 (included in the Indenture filed as
                                  Exhibit 4.1(a) hereto) (incorporated by
                                  reference from Exhibit 4.2 to Registrant's
                                  Form S-4 (File No.33-64820)filed June 22,
                                  1993).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ----------------------------------------------

4.2(a)                            Credit  Agreement  dated  as of July  6,  1995
                                  between  Registrant  and The  Chase  Manhattan
                                  Bank as administrative  agent (incorporated by
                                  reference from Exhibit 4.1(a) to  Registrant's
                                  Form 8-K (File No. 33-64820) dated as of July
                                  10, 1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

4.2(b)                            Security  Agreement dated as of July 5, 1995
                                  between Registrant and The Chase Manhattan
                                  Bank as administrative agent (incorporated by
                                  reference from Exhibit 4.1(b) to Registrant's
                                  Form 8-K report (File No. 33-64820) dated as
                                  of July 10, 1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

4.2(c)(1)                         Amended and  restated  credit  agreement
                                  dated as of December  27, 1996  between
                                  Registrant and The Chase Manhattan Bank as
                                  administrative  agent (incorporated by
                                  reference from Exhibit 4.2(c) to Registrant's
                                  Form 10-K (File No.  33-64820) for
                                  the year ended December 31, 1996).
---------------- ---------------- ---------------------------------------------




---------------- ---------------- ---------------------------------------------
4.2(c)(2)                         Amendment  No. 1 to the amended  and  restated
                                  credit  agreement  dated  as of  February  27,
                                  1997,  between  the  Registrant  and The Chase
                                  Manhattan   Bank   as   administrative   agent
                                  (incorporated by reference from Exhibit 4.2(d)
                                  to Registrant's  Form 10-K (File No. 33-64820)
                                  for the year ended December 31, 1996).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ----------------------------------------------

4.2(c)(3)                         Amendment No. 2 dated April 6, 1998 to the
                                  amended and restated credit  agreement dated
                                  as of February 27, 1997, between the
                                  Registrant  and The Chase  Manhattan Bank as
                                  administrative agent (incorporated by
                                  reference from Exhibit 4.2(c)(3) to
                                  Registrant's  Form 10-Q [File No. 33-64820]
                                  for the quarter ended March 31, 1998).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
4.2(c)(4)                         Amendment  No.  3  dated  April  30,  1998 to
                                  the  amended  and  restated  credit agreement
                                  dated as of February 27, 1997,  between the
                                  Registrant  and The Chase Manhattan  Bank  as
                                  administrative agent (incorporated by
                                  reference   from  Exhibit 4.2(c)(4) to
                                  Registrant's Form 10-Q [File No.33-64820]
                                  for the  quarter  ended  March  31, 1998).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
4.3(a)                            Form of  Registrant's  $5,000,000  5 1/2%
                                  Senior  Subordinated  Set-off  Note due 2015
                                  (Incorporated by reference from Exhibit 4.1
                                  (c) to Registrant's  From 8-K report [file
                                  No. 33-64820] dated as of July 10, 1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

4.3(b)*                           Form of Registrant's $6,000,000, 6 1/2% Senior
                                  Subordinated Note (No. VNO-1-R) due 2010. (Two
                                  identical notes (No.  VNO-1-R and No. VNO-2-R)
                                  were issued in 1998 as replacements  for notes
                                  originally  issued on July 10, 1995.  Pursuant
                                  to  instruction  2 to Item  601 of  Regulation
                                  S-K, only VNO-1-R is filed.
---------------- ---------------- ---------------------------------------------

---------------- ---------------- ---------------------------------------------
4.4                               Amended and  Restated  Surplus  Debenture  No.
                                  004, dated  December 31, 1993, as amended,  in
                                  the  amount  of  $57,760,000  made  by  United
                                  Fidelity Life Insurance Company  (successor by
                                  merger to FHC Life  Insurance  Company) to the
                                  Registrant  (incorporated  by  reference  from
                                  Exhibit  4.3 to  Registrant's  Form 10-Q (File
                                  No. 33-64820) for the quarter ended March 31,
                                  1994).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

4.5                               Amended and  Restated  Surplus  Debenture  No.
                                  005, dated December 31, 1993, in the amount of
                                  $26,000,000   made  by  United  Fidelity  Life
                                  Insurance Company  (successor by merger to FHC
                                  Life  Insurance  Company)  to  the  Registrant
                                  (incorporated by reference from Exhibit 4.4 to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the quarter ended March 31, 1994).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

4.6                               Amended and  Restated  Surplus  Debenture No.
                                  006,  dated  December 1, 1995, as amended, in
                                  the amount of  $16,125,753  made by United
                                  Fidelity Life Insurance Company to Registrant
                                  (incorporated by reference from Exhibit 4.6
                                  to Registrant's Form 10-K (File No. 33-64820)
                                  for the year ended December 31, 1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

4.7                               Surplus  Debenture No.007 dated July 10, 1995,
                                  in the  amount of  $38,000,000  made by United
                                  Fidelity   Life   Insurance   Company  to  the
                                  Registrant  (incorporated  by  reference  from
                                  Exhibit  4.3 to  Registrant's  Form 8-K report
                                  (File No. 33-64820)dated as of July 10, 1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

4.8                               In accordance with Item  601(b)(4)(iii)(A)  of
                                  Regulation S-K, certain instruments respecting
                                  long  term  debt  of the  Registrant  and  its
                                  subsidiaries  have  been  omitted  but will be
                                  furnished to the Commission upon request.
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.1                              Senior Officer Accidental Death and
                                  Dismemberment Policy (incorporated by
                                  reference from Exhibit 10.1 to  Registrant's
                                  Form S-4 (File No.  33-64820) filed
                                  June 22, 1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.2(a)                           Tax  Sharing  Agreement  dated as of December
                                  1,  1994,  among the  Registrant, Financial
                                  Holding  Corporation,  Cidat Aviation
                                  Incorporated,  Assured  Leasing Corporation,
                                  Landmark Mortgage Company, First Consulting &
                                  Administration,  Inc., Hanover Financial
                                  Corporation,  United  Fidelity Life Insurance
                                  Company, PFS Holding Company, Premium Finance
                                  Specialists,   Inc.,   Premium   Financing
                                  Specialists of California and PFS  Financing
                                  Corporation   (incorporated  by reference
                                  from Exhibit 10.2 to  Registrant's  Form 10-K
                                  (File No.  33-64820) for the year ended
                                  December 31, 1994).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ---------------------------------------------

10.2(b)                           Amendment,  effective as of January 1, 1996,
                                  to Tax Sharing Agreement, adding the Victory
                                  Life Insurance Company as a party
                                  (incorporated  by  reference  from Exhibit
                                  10.2(b) to Registrant's  Form 10-K [File No.
                                  33-64820]  for the  year  ended  December  31,
                                  1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.3(a)                           Reimbursement   of  Expense   Agreement  dated
                                  January   1,  1993,   among  the   Registrant,
                                  Financial Holding Corporation, United Fidelity
                                  Life  Insurance  Company,   The  College  Life
                                  Insurance  Company of  America,  Loyalty  Life
                                  Insurance Company, National Farmers Union Life
                                  Insurance   Company,   Great   Southern   Life
                                  Insurance  Company,  PFS  Holding  Company and
                                  Premium    Financing     Specialists,     Inc.
                                  (incorporated  by reference  from Exhibit 10.5
                                  to Registrant's  Form S-4 (File No.  33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ----------------------------------------------
10.3(b)                           Amendment dated August 29, 1997, to
                                  Reimbursement of Expense Agreement removing
                                  Loyalty  Life  Insurance  Company  as a party
                                  (incorporated  by  reference  from Exhibit
                                  10.3(b) to Registrant's  Form 10-K [File No.
                                  33-64820]  for the  year  ended  December  31,
                                  1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.3(c)                           Amendment dated October 1, 1997, to
                                  Reimbursement  of Expense  Agreement  adding
                                  Americo  Services,  Inc. and The Ohio State
                                  Life Insurance Company as parties and
                                  removing Argus Health Systems,  Inc. as a
                                  party  (incorporated  by reference from
                                  Exhibit 10.3(c) to Registrant's  Form 10-K
                                  [File No. 33-64820] for the year ended
                                  December 31, 1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.4(a)                           Cost Sharing  Agreement dated as of January 1,
                                  1993,  among the  Registrant,  United Fidelity
                                  Life  Insurance  Company,   The  College  Life
                                  Insurance   Company   of   America,    Premium
                                  Financing   Specialists,   Inc.,  PFS  Holding
                                  Company,    Financial    Assurance   Marketing
                                  Corporation,  Great  Southern  Life  Insurance
                                  Company,  Loyalty Life  Insurance  Company and
                                  National Farmers Union Life Insurance  Company
                                  (incorporated  by reference  from Exhibit 10.8
                                  to Registrant's  Form S-4 (File No.  33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.4(b)                           Amendment  dated August 29, 1997,  to Cost
                                  Sharing  Agreement,  removing  Loyalty Life
                                  Insurance Company as a party (incorporated
                                  by  reference  from Exhibit 10.4(b) to
                                  Registrant's Form 10-K [File No.33-64820] for
                                  the  year  ended  December  31, 1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.4(c)                           Amendment  dated  October  1,  1997,  to  Cost
                                  Sharing  Agreement  adding  Americo  Services,
                                  Inc. and The Ohio State Life Insurance Company
                                  as parties and  removing  PFS Holding  Company
                                  and  Premium  Financing  Specialists,  Inc. as
                                  parties   (incorporated   by  reference   from
                                  Exhibit  10.4(c)  to  Registrant's  Form  10-K
                                  [File  No.   33-64820]   for  the  year  ended
                                  December 31, 1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.5                              Data  Processing Services Agreement dated as
                                  of January 1, 1993,  between  the Registrant
                                  and Financial  Holding  Corporation
                                  (incorporated  by reference from Exhibit 10.9
                                  to Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.6(a)                           Subsidiary Data Processing  Services Agreement
                                  dated  as  of  January  1,  1993,   among  the
                                  Registrant, FHC Life Insurance Company, United
                                  Fidelity   Life   Insurance   Company,   Great
                                  Southern Life Insurance  Company,  The College
                                  Life  Insurance  Company of  America,  Loyalty
                                  Life  Insurance  Company and National  Farmers
                                  Union Life Insurance Company  (incorporated by
                                  reference  from Exhibit 10.10 to  Registrant's
                                  Form S-4 (File No.  33-64820)  filed  June 22,
                                  1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.6(b)                           Amendment dated August 29, 1997, to Subsidiary
                                  Data Processing  Services  Agreement  removing
                                  Loyalty  Life  as  a  party  (incorporated  by
                                  reference from Exhibit 10.6(b) to Registrant's
                                  Form  10-K  [File No.  33-64820]  for the year
                                  ended December 31, 1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.6(c)                           Amendment dated October 1, 1997, to Subsidiary
                                  Data  Processing   Services  Agreement  adding
                                  Americo Services, Inc. and The Ohio State Life
                                  Insurance Company as parties  (incorporated by
                                  reference from Exhibit 10.6(c) to Registrant's
                                  Form  10-K  [File No.  33-64820]  for the year
                                  ended December 31, 1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.7(a)                           Advisory  Agreement  dated  as of  January  1,
                                  1993,  between the  Registrant  and  Financial
                                  Holding Corporation (incorporated by reference
                                  from Exhibit  10.11 to  Registrant's  Form S-4
                                  (File No. 33-64820) filed June 22, 1993).
---------------- ---------------- ---------------------------------------------

---------------- ---------------- ---------------------------------------------
10.7(b)                           First  Amendment to Advisory  Agreement dated
                                  September   17,   1993  by  and   between  the
                                  Registrant and Financial  Holding  Corporation
                                  (incorporated   by   reference   from  Exhibit
                                  10.8(b)  to  Registrant's  Form 10-Q (File No.
                                  33-64820) for the quarter ended
                                  March 31, 1994).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.8                              Office  Building Lease dated as of January 1,
                                  1993,  between  Financial  Holding Corporation
                                  and United Fidelity Life Insurance Company
                                  (incorporated  by reference from Exhibit 10.12
                                  to Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

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

---------------- ---------------- ----------------------------------------------
---------------- ---------------- ---------------------------------------------
10.9(a)*                          First  Amendment to Lease  Agreement  dated
                                  October 10, 1998,  between  Broadway Square
                                  Partners and United Fidelity Life Insurance
                                  Company.
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.10                             Lease dated November 1, 1990, between United
                                  Fidelity Life Insurance Company and First
                                  Consulting & Administration, Inc., a
                                  subsidiary  of Financial  Holding Corporation
                                  (included as Exhibit A to Exhibit 10.11)
                                  (incorporated by reference from Exhibit 10.14
                                  to  Registrant's Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.11                             Assignment  of Lease  dated as of April 1,
                                  1993 between United Fidelity  Life Insurance
                                  Company  and  Finance  Holding   Corporation
                                  respecting  the  First Consulting &
                                  Administration  Lease described in Exhibit
                                  10.10 (incorporated by reference from Exhibit
                                  10.15 to Registrant's Form S-4 (File No.
                                  33-64820) filed June 22, 1993).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.12                             Office  Lease  Agreement  dated  February 19,
                                  1997,  between  Metropolitan  Life Insurance
                                  Company and Great Southern Life Insurance
                                  (incorporated  by reference from Exhibit
                                  10.12 to  Registrant's  Form 10-K [File No.
                                  33-64820]for the year ended December
                                  31, 1997).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.13                             Stock Transfer  Restriction  and Option
                                  Agreement dated June 30, 1989 among DST
                                  Systems,  Inc.,  Argus Health  Systems,
                                  Inc. and Financial  Holding  Corporation
                                  (incorporated by reference from Exhibit 10.22
                                  to Registrant's  Form S-4 (File No. 33-64820)
                                  filed June 22, 1993).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ----------------------------------------------

10.14                             Supplemental  Tax  Sharing   Agreements  dated
                                  December  31,  1993  among  Financial  Holding
                                  Corporation,   the   Registrant   and   United
                                  Fidelity Life Insurance Company  (incorporated
                                  by   reference    from   Exhibit    10.20   to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the Quarter Ended March 31, 1994).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ----------------------------------------------
10.15(a)(1)                       Master  Agreement  dated as of July 31,  1995,
                                  among The Ohio  Life  Insurance  Company,  The
                                  Ohio   Casualty   Insurance    Company,    the
                                  Registrant  and Great  Southern Life Insurance
                                  Company   (incorporated   by  reference   from
                                  Exhibit 10.21 to Registrant's  Form 10-Q (File
                                  No. 33-64820) for the quarter ended June 30,
                                  1995).
---------------- ---------------- ----------------------------------------------

10.15(a)(2)                       First Amendment to Master Agreement between
                                  The Ohio Life Insurance Company,  The Ohio
                                  Casualty  Insurance  Company and Great
                                  Southern Life Insurance Company dated as of
                                  October 2, 1995 (incorporated  by  reference
                                  from  Exhibit  10.21(b)  to Registrant's
                                  Form 10-Q (File No. 33-64820) for the quarter
                                  ended  September 30, 1995).
---------------- ---------------- ---------------------------------------------
----------------- --------------- ---------------------------------------------

10.15(a)(3)                       Second  Amendment to Master Agreement between
                                  The Ohio Life Insurance  Company, The Ohio
                                  Casualty  Insurance  Company and Great
                                  Southern Life  Insurance Company dated as of
                                  November  17,  1997   (incorporated   by
                                  reference  from  Exhibit 10.20(a)(3)  to
                                  Registrant's  Form 10-K [File No.  33-64820]
                                  for the year ended December 31, 1997).
----------------- --------------- ---------------------------------------------
---------------- ---------------- ----------------------------------------------
10.15(b)                          Assignment and Assumption  Agreement  between
                                  The Ohio Life Insurance Company and Great
                                  Southern Life Insurance  Company dated as of
                                  October 2, 1995  (incorporated by reference
                                  from Exhibit 10.21(c) to Registrant's  Form
                                  10-Q (File No. 33-64820) for the quarter
                                  ended September 30, 1995).
---------------- ---------------- ---------------------------------------------


---------------- ---------------- ---------------------------------------------
10.15(c)                          Escrow Agreement between Commerce Bank, N.A.
                                  of Kansas City, Missouri, Employers
                                  Reassurance  Corporation  of  Overland  Park,
                                  Kansas  and  Great  Southern  Life Insurance
                                  Company dated as of October 2, 1995
                                  (incorporated  by reference  from Exhibit
                                  10.21(e) to Registrant's  Form 10-Q (File No.
                                  33-64820) for the quarter ended  September 30,
                                  1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.15(d)                          Escrow Agreement between Commerce Bank, N.A.
                                  of Kansas City, Missouri,  Employers
                                  Reassurance  Corporation of Overland Park,
                                  Kansas and The Ohio Casualty Insurance
                                  Company   dated   as  of   October   2,   1995
                                  (incorporated by reference from Exhibit
                                  10.21(f) to Registrant's Form 10-Q (File No.
                                  33-64820) for the quarter ended  September 30,
                                  1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.15(e)                          Investment  Management Agreement between the
                                  Registrant and Employers Reassurance
                                  Corporation  of Overland Park,  Kansas dated
                                  as of October 2, 1995  (incorporated by
                                  reference from Exhibit 10.21(g) to
                                  Registrant's  Form 10-Q (File No. 33-64820)
                                  for the quarter ended September 30, 1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.15(f)                          Assumption  Reinsurance  Agreement  between
                                  The Ohio Life  Insurance  Company and Great
                                  Southern Life Insurance  Company dated as of
                                  October 2, 1995  (incorporated by reference
                                  from Exhibit 10.21(i) to Registrant's  Form
                                  10-Q (File No. 33-64820)for the quarter ended
                                  September 30, 1995).
---------------- ---------------- ---------------------------------------------

---------------- ---------------- ----------------------------------------------
10.15(g)(1)                       Reinsurance  Agreement  between Employers
                                  Reassurance  Company of Overland Park,
                                  Kansas and The Ohio Life Insurance  Company,
                                  effective January 1, 1995 (transfer date
                                  October 2, 1995) and  amendments  thereto
                                  (incorporated  by reference from Exhibit
                                  10.21(k) to Registrant's  Form 10-Q (File No.
                                  33-64820) for the quarter ended  September 30,
                                  1995).
---------------- ---------------- ----------------------------------------------
----------------- --------------- ----------------------------------------------

10.15(g)(2)                       Amendment No. 4 to the Reinsurance Agreement
                                  between  Employers  Reassurance Company of
                                  Overland  Park,   Kansas  and  The  Ohio  Life
                                  Insurance  Company  effective  April  1,  1996
                                  (incorporated   by   reference   from  Exhibit
                                  10.20(g)(2)  to  Registrant's  Form 10-K [File
                                  No. 33-64820] for the year ended December 31,
                                  1997).
----------------- --------------- ----------------------------------------------
---------------- ---------------- ----------------------------------------------

10.15(h)                          Retrocession   Agreement  between  Great
                                  Southern  Life  Insurance  Company  and
                                  Employers  Reassurance  Company of Overland
                                  Park,  Kansas,  effective  January 1, 1995
                                  and amendments  thereto  (incorporated by
                                  reference from Exhibit 10.21(l) to
                                  Registrant's  Form 10-Q (File No.  33-64820)
                                  for the quarter ended  September 30, 1995).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.15(i)(1)                       Services  Agreement  between the Registrant,
                                  The Ohio Life  Insurance  Company and The Ohio
                                  Casualty Insurance Company dated as of October
                                  2,  1995   (incorporated   by  reference  from
                                  Exhibit  10.21(m)  to  Registrant's  Form 10-Q
                                  (File No. 33-64820)for the quarter ended
                                  September 30, 1995).
---------------- ---------------- ---------------------------------------------
----------------- --------------- ---------------------------------------------

10.15(i)(2)                       First Amendment to Services  Agreement between
                                  the   Registrant,   The  Ohio  Life  Insurance
                                  Company  and  The  Ohio   Casualty   Insurance
                                  Company   dated   as   of   March   27,   1997
                                  (incorporated   by   reference   from  Exhibit
                                  10.20(i)(2)  to  Registrant's  Form 10-K [File
                                  No. 33-64820] for the year ended December 31,
                                  1997).
----------------- --------------- ----------------------------------------------

----------------- --------------- ---------------------------------------------
10.15(i)(3)                       Amendment  to Services  Agreement  between the
                                  Registrant,  The Ohio Life  Insurance  Company
                                  and The Ohio Casualty  Insurance Company dated
                                  as  of  November  17,  1997  (incorporated  by
                                  reference   from   Exhibit    10.20(i)(3)   to
                                  Registrant's Form 10-K [File No. 33-64820] for
                                  the year ended December 31, 1997).
----------------- --------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(a)                          Master Agreement dated February 26, 1996 among
                                  Fremont  Life   Insurance   Company,   Fremont
                                  General   Corp.,   the  Registrant  and  Great
                                  Southern Life Insurance Company  (incorporated
                                  by reference  from Exhibit 10 to  Registrant's
                                  Form 10-Q (File No.  33-64820) for the quarter
                                  ended March 31, 1996).
---------------- ---------------- ---------------------------------------------

---------------- ---------------- ---------------------------------------------
10.16(b)                          First  Amendment to Master  Agreement dated as
                                  of July 1, 1996,  among Fremont Life Insurance
                                  Company, Fremont General Corp., Registrant and
                                  Great   Southern   Life   Insurance    Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(b)  to  Registrant's  Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(c)                          Letter  Agreement  dated  as of July 1,  1996,
                                  among  Fremont  General  Corp.,  Fremont  Life
                                  Insurance   Company,   Registrant   and  Great
                                  Southern Life Insurance Company  (incorporated
                                  by   reference   from   Exhibit   10.1(c)   to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the quarter ended June 30, 1996).
---------------- ---------------- ---------------------------------------------




---------------- ---------------- ---------------------------------------------

10.16(d)                          Services  Agreement  dated as of July 1, 1996,
                                  between  Registrant and Fremont Life Insurance
                                  Company   (incorporated   by  reference   from
                                  Exhibit  10.1(d)  to  Registrant's  Form  10-Q
                                  (File No. 33-64820) for the quarter ended June
                                  30, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.16(e)                          Assumption    Reinsurance    and   Coinsurance
                                  Agreement (Universal Life) dated as of July 1,
                                  1996,  between Fremont Life Insurance  Company
                                  and  Great  Southern  Life  Insurance  Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(e)  to  Registrant's  Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(f)                          Assumption    Reinsurance    and   Coinsurance
                                  Agreement  (Annuities)  dated  as of  July  1,
                                  1996,  between Fremont Life Insurance  Company
                                  and  Great  Southern  Life  Insurance  Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(f)  to  Registrant's  Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(g)                          Assignment and Assumption  Agreement dated as
                                  of  July  1,  1996,   between   Fremont   Life
                                  Insurance  Company  and  Great  Southern  Life
                                  Insurance  Company  (incorporated by reference
                                  from Exhibit 10.1(g) to Registrant's Form 10-Q
                                  (File No.  33-64820)for the quarter ended June
                                  30, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(h)                          Automatic     Coinsurance    Universal    Life
                                  Reinsurance Agreement dated as of December 31,
                                  1995,  between Fremont Life Insurance  Company
                                  and    Employers    Reassurance    Corporation
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(h)  to  Registrant's  Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------
10.16(i)                          Amendment  No. 1 to the Automatic Coinsurance
                                  Universal  Life  Reinsurance Agreement dated
                                  as  of  December  31,  1995,   between
                                  Employers   Reassurance Corporation and
                                  Fremont Life Insurance  Company (incorporated
                                  by reference from Exhibit 10.1(i) to
                                  Registrant's  Form 10-Q (File No.  33-64820)
                                  for the quarter ended June 30, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(j)                          Automatic   Coinsurance   Annuity  Reinsurance
                                  Agreement dated as of January 1, 1996, between
                                  Employers Reassurance  Corporation and Fremont
                                  Life  Insurance   Company   (incorporated   by
                                  reference from Exhibit 10.1(j) to Registrant's
                                  Form 10-Q (File No. 33-64820) for the quarter
                                  ended June 30, 1996).
---------------- ---------------- ---------------------------------------------

---------------- ---------------- ---------------------------------------------
10.16(k)                          Amendment No. 1 to the  Automatic  Coinsurance
                                  Annuity  Reinsurance  Agreement  dated  as  of
                                  January 1, 1996, between Employers Reassurance
                                  Corporation and Fremont Life Insurance Company
                                  (incorporated   by   reference   from  Exhibit
                                  10.1(k)  to  Registrant's  Form 10-Q (File No.
                                  33-64820)  for  the  quarter  ended  June  30,
                                  1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(l)                          Escrow  Agreement  dated  as of July 1, 1996,
                                  among  Commerce  Bank,  Employers Reassurance
                                  Corporation and Great Southern Life Insurance
                                  Company (incorporated by reference from
                                  Exhibit 10.1(l) to Registrant's  Form 10-Q
                                  (File No.  33-64820)for the quarter ended
                                  June 30, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(m)                          Modified   Coinsurance  Annuity   Retrocession
                                  Agreement dated as of January 1, 1996, between
                                  Employers  Reassurance  Corporation  and Great
                                  Southern Life Insurance Company  (incorporated
                                  by   reference   from   Exhibit   10.1(m)   to
                                  Registrant's Form 10-Q (File No. 33-64820) for
                                  the quarter ended June 30, 1996).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(n)                          Modified Coinsurance  Universal Life and
                                  Annuity Retrocession  Agreement dated as
                                  of  December  31,  1995,  between  Employers
                                  Reassurance  Corporation  and Great Southern
                                  Life Insurance  Company  (incorporated by
                                  reference from Exhibit 10.1(n) to
                                  Registrant's  Form 10-Q (File No.  33-64820)
                                  for the quarter  ended June 30, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.16(o)                          Amendment No. 1 to the Investment  Management
                                  Agreement  dated  as  of  December  31,  1995,
                                  between  Registrant and Employers  Reassurance
                                  Corporation  (incorporated  by reference  from
                                  Exhibit  10.1(o)  to  Registrant's  Form  10-Q
                                  (File No. 33-64820) for the quarter ended
                                  June 30, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.17(a)                          Agreement to Redeem  Partnership  Interest
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
                                  for the year ended  December 31, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.17(b)                          Agreement   Regarding   Purchase,   Sale,  and
                                  Assignment of Membership  Interest among Great
                                  Southern Life Insurance Company,  Southwestern
                                  Financial    Services     Corporation,     and
                                  Southwestern   Life  Insurance  Company  dated
                                  December 30, 1996  (incorporated  by reference
                                  from  Exhibit  10.22(b) to  Registrant's  Form
                                  10-K (File No. 33-64820) for the year ended
                                  December 31, 1996).
---------------- ---------------- ---------------------------------------------
---------------- ---------------- ---------------------------------------------

10.17(c)                          Agreement   Regarding  Purchase  and  Sale  of
                                  General  Partner   Interests  between  Americo
                                  Services,  Inc.  and  GSSW  --  REO  Ownership
                                  Corporation    dated    December    30,   1996
                                  (incorporated   by   reference   from  Exhibit
                                  10.22(c) to  Registrant's  Form 10-K (File No.
                                  33-64820)  for the  year  ended  December  31,
                                  1996).
---------------- ---------------- ----------------------------------------------
---------------- ---------------- ----------------------------------------------
*21.                              Subsidiaries of the Registrant
---------------- ---------------- ----------------------------------------------
---------------- ---------------- -----------------------------------------------

*27.                              Financial Data Schedule
---------------- ---------------- ----------------------------------------------
----------------------------

         (c) Reports on Form 8-K.

              There were no reports on Form 8-K filed for the three months ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City and the State of Missouri, on the 30st day of March, 1999.


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


                                                               Title                          Date


      /s/ Michael A. Merriman                    Chairman of the Board of               March 30, 1999
---------------------------------------------    Directors
          Michael A. Merriman


         /s/ Gary L. Muller                      President, Chief Executive             March 30, 1999
----------------------------------------------   Officer and Director
             Gary L. Muller


         /s/ Gary E. Jenkins                      Senior Vice President, Chief           March 30, 1999
----------------------------------------------    Financial Officer and Treasurer
             Gary E. Jenkins                      (Principal Financial Officer and
                                                  Principal Accounting Officer)

                                       F-2
                       AMERICO LIFE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
Audited Financial Statements for the Three Years Ended December 31, 1998:

  Report of Independent Accountants                                                                           F-2

  Consolidated Balance Sheet at December 31, 1998 and 1997                                                    F-3

  Consolidated Statement of Income for the Years Ended December 31, 1998, 1997 and 1996                       F-4

  Consolidated Statement of Stockholder's Equity for the Years Ended December 31, 1998, 1997 and 1996         F-5

  Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                   F-6

  Notes to Consolidated Financial Statements                                                                  F-8

                        Report of Independent Accountants


To the Board of Directors and
Stockholder of Americo Life, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all materials respects, the financial position of Americo Life, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 29, 1999

           See accompanying notes to consolidated financial statements

                                       F-7
                       Americo Life, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                             (Dollars in thousands)
                           December 31, 1998 and 1997

                                                                                           1998              1997
                                                                                           ----              ----
                                      Assets
Investments:
   Fixed Maturities:
     Held to maturity, at amortized cost (market: $914,672 and $873,935)             $     876,594     $     851,823
     Available for sale, at market (amortized cost: $893,664 and $735,955)                 925,191           761,084
   Equity securities, at market (cost: $42,201 and $50,837)                                 89,022            78,949
   Investment in equity subsidiaries                                                         9,669            21,670
   Mortgage loans on real estate, net                                                      190,074           165,630
   Investment real estate, net                                                              28,606            27,630
   Policy loans                                                                            210,173           200,137
   Other invested assets                                                                    17,066            18,890
                                                                                     -------------     -------------

     Total investments                                                                   2,346,395         2,125,813

Cash and cash equivalents                                                                   68,219            36,859
Accrued investment income                                                                   31,862            27,620
Amounts receivable from reinsurers                                                       1,207,197         1,429,679
Other receivables                                                                           36,529            23,875
Deferred policy acquisition costs                                                          131,574            87,840
Cost of business acquired                                                                  247,125           300,180
Other assets                                                                                36,913            29,370
                                                                                     -------------     -------------
     Total assets                                                                    $   4,105,814     $   4,061,236
                                                                                     =============     =============

                       Liabilities and Stockholder's Equity
Policyholder account balances                                                        $   2,501,113     $   2,486,436
Reserves for future policy benefits                                                        833,917           881,583
Unearned policy revenues                                                                    36,332            36,063
Policy and contract claims                                                                  45,467            36,570
Other policyholder funds                                                                   106,241            75,960
Notes payable                                                                              132,533           132,884
Amounts payable to reinsurers                                                               28,199            12,200
Federal income taxes payable                                                                    --               164
Deferred income taxes                                                                       63,600            58,126
Due to broker                                                                               36,275            31,836
Amounts due to affiliates                                                                    3,085             3,137
Other liabilities                                                                           61,872            59,415
                                                                                     -------------     -------------

     Total liabilities                                                                   3,848,634         3,814,374

Stockholder's equity:
   Common stock ($1 par value,  30,000 shares  authorized,  10,000 shares issued and ..
outstanding)                                                                                    10                10
   Additional paid-in capital                                                                3,745             3,745
   Accumulated other comprehensive income                                                   60,499            56,973
   Retained earnings                                                                       192,926           186,134
                                                                                     -------------     -------------

     Total stockholder's equity                                                            257,180           246,862
                                                                                     -------------     -------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                      $   4,105,814     $   4,061,236
                                                                                     =============     =============

                       Americo Life, Inc. and Subsidiaries

                        Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
              For the Years Ended December 31, 1998, 1997 and 1996


                                                                    1998          1997          1996
                                                                    ----          ----          ----

Income
   Premiums and policy revenues                                  $  218,582   $   203,729   $   165,602
   Net investment income                                            226,534       219,267       186,725
   Net realized investment gains (losses)                             8,284         2,950          (120)
   Gain on disposition of partnership interest                           --            --        15,825
   Other income                                                      12,163        12,331         3,567
                                                                -----------   -----------   -----------
     Total income                                                   465,563       438,277       371,599
                                                                -----------   -----------   -----------

Benefits and expenses
   Policyholder benefits:
     Death benefits                                                 113,552       116,196        91,996
     Interest credited on universal life and annuity products       108,664       109,392        84,495
     Other policyholder benefits                                     53,135        55,790        57,088
     Change in reserves for future policy benefits                  (23,845)      (18,438)      (14,920)
   Commissions                                                       13,390        11,230        13,473
   Amortization expense                                              87,189        43,694        29,714
   Interest expense                                                  12,057        12,089        12,263
   Other operating expenses                                          89,394        77,038        56,703
                                                                -----------   -----------   -----------
     Total benefits and expenses                                    453,536       406,991       330,812
                                                                -----------   -----------   -----------

     Income before provision for income taxes                        12,027        31,286        40,787

Provision for income taxes                                            3,235         9,230        13,513
                                                                -----------   -----------   -----------
     Net income                                                  $    8,792   $    22,056   $    27,274
                                                                ===========   ===========   ===========

Net income per common share                                      $   879.20    $ 2,205.60    $ 2,727.40
                                                                ===========   ===========   ===========

                       Americo Life, Inc. and Subsidiaries

                 Consolidated Statement of Stockholder's Equity
                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996


                                                     1998                    1997                     1996
                                                     ----                    ----                     ----

Common stock
   Balance at beginning and end of year          $      10               $      10                $      10
                                                 ---------               ---------                ---------

Additional paid-in capital
   Balance at beginning and end of year              3,745                   3,745                    3,745
                                                 ---------               ---------                ---------

Accumulated other comprehensive income
   Balance at beginning of year                     56,973                  37,189                   46,204
   Change during year                                3,526    $  3,526      19,784     $19,784       (9,015)  $  (9,015)
                                                 ---------               ---------                ---------
   Balance at end of year                           60,499                  56,973                   37,189
                                                 ---------               ---------                ---------

Retained earnings
   Balance at beginning of year                    186,134                 166,078                  140,804
   Net income                                        8,792       8,792      22,056      22,056       27,274      27,274
                                                             ---------               ---------                ---------
   Comprehensive income                                      $  12,318               $  41,840                $  18,259
                                                             =========               =========                =========
   Dividends                                        (2,000)                 (2,000)                  (2,000)
                                                 ---------               ---------                ---------
   Balance at end of year                          192,926                 186,134                  166,078
                                                 ---------               ---------                ---------

     Total stockholder's equity                  $ 257,180               $ 246,862                $ 207,022
                                                 =========               =========                =========

                       Americo Life, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                               1998          1997          1996
                                                                               ----          ----          ----
Cash flows from operating activities
Net income                                                                 $     8,792   $   22,056    $ 27,274
                                                                           -----------   ----------    --------
Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                86,679       47,305         30,103
   Deferred policy acquisition costs                                           (61,179)     (34,220)       (19,337)
   Undistributed earnings of equity subsidiaries                                (2,581)      (3,622)        (5,458)
   Distributed earnings of equity subsidiaries                                   9,943           --         14,000
   Amortization of unrealized investment gains                                 (14,407)      (6,973)        (6,059)
   (Increase) decrease in assets net of effects from business acquisitions:
     Accrued investment income                                                  (3,277)        (797)        (1,398)
     Other invested assets                                                         --            --         (1,596)
     Amounts receivable from reinsurers                                         64,438    (162,334)        (54,942)
     Other receivables                                                         (14,483)      (9,824)        (2,527)
     Other assets, net of amortization                                           6,586       10,462         (2,274)
   Increase (decrease) in liabilities net of effects from business acquisitions:
     Reserves for future policy benefits and unearned policy revenues         (49,315)          371         (7,489)
     Policyholder account balances                                               5,747       72,899         10,573
     Policy and contract claims                                                  8,857       (2,258)         7,654
     Other policyholder funds                                                   30,279       (5,482)       (11,265)
     Amounts payable to reinsurers                                              15,999       (2,053)        (6,734)
     Federal income taxes payable                                                 (164)         164             --
     Provision for deferred income taxes                                        3,757         4,277          5,576
     Other liabilities                                                           1,104        7,207         (5,775)
     Amounts due to/due from affiliates                                         (3,362)      (4,100)        10,739
   Net realized (gains) losses on investments                                   (8,284)      (2,950)           120
   Gain on disposition of partnership interest                                     --            --        (15,825)
   Gain on sale of subsidiary                                                   (4,855)      (4,848)            --
   Amortization on bonds and mortgage loans                                      3,425        1,722          2,244
   Other changes                                                                (4,902)      (4,564)        (4,470)
                                                                           ------------  ----------    -----------
   Total adjustments                                                            70,005      (99,618)       (64,140)
                                                                           -----------   ----------    -----------
       Net cash provided (used) by operating activities                         78,797      (77,562)       (36,866)
                                                                           -----------   ----------    -----------


                                                                                                        (Continued)

                       Americo Life, Inc. and Subsidiaries

                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                               1998          1997          1996
                                                                               ----          ----          ----

   Purchases of fixed maturity investments                                 $  (338,645)  $  (421,408)  $ (304,743)
   Purchases of equity securities                                             (107,983)      (67,815)      (24,072)
   Purchases of other investments                                               (7,972)      (21,944)           (6)
   Mortgage loans originated                                                   (51,461)      (24,777)       (1,323)
   Maturities or redemptions of fixed maturity investments                      32,110        89,206        45,791
   Sales of fixed maturity investments                                         257,910       380,251       190,368
   Sales of equity securities                                                  108,383       173,455            --
   Sales of other investments                                                   11,494        13,257        19,738
   Sale of subsidiary, net of cash sold                                         13,779        10,911            --
   Redemption of partnership interest                                               --            --        22,440
   Payment for subsidiaries acquired, net of cash acquired                     (15,377)     (248,581)           --
   Repayments from mortgage loans                                               27,818        45,287        40,401
   Change in due to broker                                                       3,151       (18,662)        5,014
   Acquisition of equity subsidiary                                                 --            --        (4,550)
   Change in policy loans                                                        4,723         4,470         6,459
                                                                           -----------   -----------   -----------
     Net cash used by investing activities                                     (62,070)      (86,350)       (4,483)
                                                                           ------------  -----------   -----------

Cash flows from financing activities
   Repayments of notes payable                                                    (283)         (542)         (545)
   Receipts credited to policyholder account balances                          284,251       192,648       176,845
   Return of policyholder account balances                                    (267,335)      (85,404)      (95,878)
   Dividends paid                                                               (2,000)       (2,000)       (2,000)
                                                                           ------------  -----------   -----------
     Net cash provided by financing activities                                  14,633       104,702        78,422
                                                                           -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                            31,360       (59,210)       37,073
Cash and cash equivalents at beginning of year                                  36,859        96,069        58,996
                                                                           -----------   -----------   -----------
Cash and cash equivalents at end of year                                   $    68,219   $    36,859   $    96,069
                                                                           ===========   ===========      ========

Supplemental disclosures of cash flow information Cash paid during year for:
Interest                                                                   $    12,084   $    12,095   $    12,280
Income taxes                                                                      (359)        4,789         5,226

Supplemental schedule of non-cash investing and financing activities Acquisition of subsidiaries:
     Fair value of assets acquired, net of cash acquired                   $     19,733      948,724   $         --
     Liabilities                                                                 (4,356)    (700,143)            --
                                                                           ------------  ------------  ------------
     Payment for subsidiaries acquired, net of cash acquired               $     15,377  $   248,581   $         --
                                                                               ========  ===========           ====

                       Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

     Americo Life, Inc. ("the Company") is a holding company for the following stock life insurance companies, all of which are 100% owned: United Fidelity Life Insurance Company ("United Fidelity"), Great Southern Life Insurance Company ("Great Southern"), The College Life Insurance Company of America ("College Life"), National Farmers Union Life Insurance Company ("National Farmers") and The Ohio State Life Insurance Company ("Ohio State"), collectively referred to as the Insurance Companies. In May 1998, the Company sold Investors Guaranty Life Insurance Company ("Investors Guaranty") to an unrelated party and, in August 1997, the Company sold Loyalty Life Insurance Company ("Loyalty Life") to an unrelated party. College Life owns 100% of College Insurance Group, Inc. ("CIG"), a holding company which owns 100% of Financial Assurance Life Insurance Company ("Financial Assurance"), a stock life insurance company, NAP Partners, Inc., Pension Consultants and Administrators, Inc. and Annuity Service Corp. The Company also has a 50% interest in Argus Health Systems, Inc.
("Argus"), which processes prescription drug claims. In December 1996, the Company acquired a 50% interest in Hereford LLP, which owns and manages the building leased by Argus. Also, in December 1996, Great Southern disposed of its interest in GSSW Limited Partnership ("GSSW"), a real estate holding company. The Company is a wholly-owned subsidiary of Financial Holding Corporation ("FHC").

     All of the Insurance Companies are domiciled in Texas. One or more of the Insurance Companies is licensed in the District of Columbia and all states except New York. The above companies comprise an Insurance Company Holding Group as defined by the laws of the State of Texas and are bound by certain regulations thereof in the conduct of their business.

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

                       Americo Life, Inc. and Subsidiaries

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

     The Company utilizes futures contracts to manage risks related to its fixed maturities and equity securities portfolio. For those contracts which qualify for hedge accounting, gains or losses on open contracts are recorded as an adjustment to the basis of the assets hedged and are included in net unrealized investment gains. Deferred gains or losses on terminated hedges on fixed maturities are amortized into income over the remaining life of the asset. Deferred gains or losses on terminated hedges on equity securities remain until the equity security is sold. For those contracts which do not qualify for hedge accounting, gains or losses are recorded as realized investment gains or losses.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in stockholder's equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement specifies revised guidelines for determination of an entity's operating segments and the type and level of financial information to be disclosed. The adoption of this statement resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adoption of this accounting standard will not have a significant impact on the consolidated financial statements of the Company.

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

     Retrospective adjustment of these amounts are made annually upon the revision of estimates of current or future gross profits on universal life-type and annuity products to be realized from a group of policies. Recoverability of deferred policy acquisition costs and the cost of business acquired is evaluated annually by comparing the current estimate of future profits to the unamortized asset balances. The revision of estimates of future gross profits increased (decreased) income related to deferred policy acquisition costs before provision for income taxes by $6,203, $(4,131) and $1,446 for the years ended December 31, 1998, 1997 and 1996, respectively. The revision of estimates of future gross profits increased (decreased) income related to the cost of business acquired before provision for income taxes by $(7,105), $1,617 and $(4,673) for the years ended December 31, 1998, 1997 and 1996, respectively.

     Anticipated investment returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of deferred policy acquisition costs, the cost of business acquired and unearned policy revenues. When fixed maturities are stated at market value an adjustment is made to the deferred policy acquisition costs, the cost of business acquired and unearned policy revenues equal to the change in amortization that would have been recorded if those fixed maturities had been sold at their fair value and the proceeds reinvested at current yields. This adjustment is recorded net of income tax directly to the accumulated other comprehensive income component of stockholder's equity.

Universal life-type and annuity products

     Policyholder account balances of universal life-type, interest-sensitive and annuity products represent accumulated contract values, without reduction for potential surrender charges and deferred front-end contract charges which are amortized over the term of the policies. Revenue for universal life-type and other interest-sensitive products are principally comprised of insurance and policy administration fees and surrender charges, as well as amortization of deferred front-end contract charges. Benefits and claims are charged to expense in the period incurred, net of related accumulated contract values released. Interest on accumulated contract values is credited to contracts as earned. Crediting rates for universal life-type and annuity products ranged from 3.0% to 6.0% at December 31, 1998.





Traditional life insurance products

     Traditional life insurance products include whole life insurance and term life insurance. Reserves for future policy benefits are estimated using a net level premium method based upon historical experience of investment yields, mortality and withdrawals including provisions for possible adverse deviation. Investment yield assumptions are based on historical rates ranging from 7.0% to 9.0%. Mortality assumptions are based on the 1975-1980 Select and Ultimate Basic Table with certain modifications including underwriting classifications and year of issue. Withdrawal assumptions for all products are estimated based on the Insurance Companies' experience. Additions to these reserves are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses. Premiums for these products are recognized as revenue when due. Traditional life insurance benefits and claims are charged to expense in the period incurred.

Reinsurance

     Premiums and expenses include amounts related to reinsurance assumed and are stated net of amounts ceded. Reinsurance receivables and prepaid reinsurance premiums are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

Participating policies

     Participating life insurance policies represent approximately 1.3%, 1.7% and 2.9% of the ordinary life insurance in force at December 31, 1998, 1997 and 1996, respectively. Premium income related to participating life insurance policies represents 3.3%, 3.3% and 4.4% of premiums and policy revenues for the years 1998, 1997 and 1996, respectively. The dividends paid and accrued are calculated in accordance with the terms of the individual policy provisions and the dividend schedule as reviewed and approved annually by the Board of Directors.

Property and equipment

     Company-occupied property, data processing equipment and furniture and office equipment, included in other assets, are stated at cost less accumulated depreciation of $12,434 and $10,036 at December 31, 1998 and 1997, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $5,492, $3,436 and $3,051 for the years ended December 31, 1998, 1997 and 1996, respectively.

Income taxes

     Provision for income taxes includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income for the period in which the change is enacted.

Net income per common share

     Net income per common share is calculated by dividing the appropriate income item by the average number of shares of common stock outstanding during the period. There were no common share equivalents outstanding during 1998, 1997 or 1996.

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

     Annuities: The fair values of the Company's annuities are estimated using the current cash surrender value for the Company's annuity contracts.

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

     The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                               1998                               1997
                                                  -------------------------------    -------------------------------

                                                     Carrying          Fair             Carrying          Fair
                                                      Amount          Value              Amount          Value
   Fixed maturities held to maturity                $   876,594     $   914,672        $   851,823     $   873,935
   Fixed maturities available for sale                  925,191         925,191            761,084         761,084
   Equity securities                                     89,022          89,022             78,949          78,949
   Mortgage loans                                       190,074         203,135            165,630         166,634
   Policy loans                                         210,173         210,173            200,137         200,137
   Other invested assets                                 10,000          10,515             10,000          10,032
   Cash and cash equivalents                             68,219          68,219             36,859          36,859
Financial liabilities:
   Annuities                                          1,042,622         963,911          1,072,062       1,039,463
   Notes payable                                        132,533         134,283            132,884         137,794

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

     The assets acquired and liabilities assumed related to the acquisition of Ohio State and Investors Guaranty were as follows:

Assets acquired:
         Fixed maturities                                                                $     623,790
         Equity securities                                                                     123,418
         Cash and cash equivalents                                                              90,219
         Cost of business acquired                                                             141,919
         Other assets                                                                           59,597
                                                                                         -------------
                                                                                         $   1,038,943
Liabilities assumed:
         Policyholder account balances                                                   $     521,355
         Reserves for future policy benefits                                                   153,482
         Other liabilities                                                                      18,719
                                                                                         -------------
                                                                                         $     693,556

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

     The acquisition of Ohio State and Investors Guaranty was funded by internal funds and the proceeds of a $240,000 repurchase agreement. Upon receipt of the $146,000 ceding commission from the Reinsurer, Ohio State and Investors Guaranty paid dividends totaling $200,000 to the Company. The repurchase agreement was closed out in 1997.

     Summarized unaudited pro forma consolidated financial information of the Company is set forth in the following table. This financial information is presented assuming the acquisition of Ohio State and Investors Guaranty occurred on January 1, 1996.

                                                                 1997          1996
                                                                 ----          ----

      Total revenue                                            $  458,203    $  452,071
      Net income                                                   21,701        26,083
      Net income per common share                                2,170.10      2,608.30

     On May 8, 1998, Great Southern sold all of the outstanding common stock of Investors Guaranty, a wholly-owned subsidiary, for $14,793, resulting in a gain included in other income of $4,855. All of the insurance business of Investors Guaranty is reinsured to an unaffiliated insurance company under a coinsurance agreement and subsequently reinsured to Great Southern under a modified coinsurance agreement on a 70% quota share basis. These reinsurance agreements are unaffected by the sale. As of the date of sale, Investors Guaranty had assets totaling $10.3 million and liabilities totaling $0.4 million.

     In October 1998, the Company entered into a series of transactions with the individual owning the 50% of CIG not owned by the Company. The purpose of the transactions was to consolidate all of the activities in the asset accumulation markets conducted by CIG and other entities owned 100% by the individual with those of the Company. Specifically, the Company acquired the other 50% of CIG for $6,236 and acquired the stock or assets of various marketing entities wholly-owned by the individual for $9,518 plus contingent consideration of up to an additional $5.0 million based on achieving certain sales production levels. In addition, the Company recaptured all of the insurance liabilities that were previously ceded to an entity owned by the individual. The Company paid $3,945 in 1998 and will pay $2,624 and $2,580 in 1999 and 2000, respectively, to recapture these liabilities.

     In  1997,  Great  Southern  sold  the  stock of  Loyalty  Life for  $12,280 resulting in a $4,848 gain. Prior to this sale, several of the Company's insurance subsidiaries entered into agreements with Loyalty Life for the assumption of Loyalty Life insurance liabilities. As of the date of sale, Loyalty Life has assets totaling $32.4 million and liabilities totaling $20.0 million.

4.   Investments

Fixed Maturities

     The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities, are as follows:

                                                                              December 31, 1998
                                                      ------------------------------------------------------------------

                                                                          Gross              Gross         Estimated
                                                        Amortized      Unrealized          Unrealized        Market
                                                           Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities             $      3,402    $        191       $          -    $      3,593
   Public utility securities                                 47,290           2,871                 (1)         50,160
   Corporate securities                                     511,028          28,672             (1,316)        538,384
   Asset-backed securities                                   29,961             991                (24)         30,928
   Mortgage-backed pass-through securities                   28,963           1,185                 (8)         30,140
   Collateralized mortgage obligations                      255,950           6,146               (629)        261,467
                                                       ------------    ------------       ------------    ------------
                                                            876,594          40,056             (1,978)        914,672
                                                       ------------    ------------       ------------    ------------
Available for sale:
   U.S. Treasury and government securities                   40,858           2,063                 (1)         42,920
   Public utility securities                                 33,338           1,695                  -          35,033
   Corporate securities                                     546,654          25,081             (5,762)        565,973
   Asset-backed securities                                   78,778           3,469               (115)         82,132
   Mortgage-backed pass-through securities                  109,375           2,673                (62)        111,986
   Collateralized mortgage obligations                       84,661           2,713               (227)         87,147
                                                       ------------    ------------      --------------   ------------
                                                            893,664          37,694             (6,167)        925,191
                                                       ------------    ------------      --------------   ------------
     Subtotal, all fixed maturities                       1,770,258          77,750             (8,145)      1,839,863
                                                       ------------    ------------       ------------    ------------
Equity securities                                            42,201          47,043               (222)         89,022
                                                       ------------    ------------       ------------    ------------
     Total fixed maturities and equity  securities     $  1,812,459    $    124,793       $     (8,367)   $  1,928,885
                                                       ============    ============       ============    ============


                                                                              December 31, 1997
                                                      ------------------------------------------------------------------

                                                                          Gross              Gross         Estimated
                                                        Amortized      Unrealized          Unrealized        Market
                                                           Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities            $     2,427     $        82        $       (20)    $     2,489
   Public utility securities                               46,984           1,609               (154)         48,439
   Corporate securities                                   467,288          18,420             (1,591)        484,117
   Asset-backed securities                                 30,152             180               (131)         30,201
   Mortgage-backed pass-through securities                 28,467             967                (33)         29,401
   Collateralized mortgage obligations                    276,505           4,188             (1,405)        279,288
                                                      -----------     -----------        -----------     -----------
                                                          851,823          25,446             (3,334)        873,935
                                                      -----------     -----------        -----------     -----------
Available for sale:
   U.S. Treasury and government securities                 62,094           2,913                (21)         64,986
   Public utility securities                               29,732           1,073                (28)         30,777
   Corporate securities                                   355,660          16,408             (1,439)        370,629
   Asset-backed securities                                 56,314           1,289                 --          57,603
   Mortgage-backed pass-through securities                137,328           3,108               (114)        140,322
   Collateralized mortgage obligations                     94,827           2,419               (479)         96,767
                                                      -----------     -----------        -----------     -----------
                                                          735,955          27,210             (2,081)        761,084
                                                      -----------     -----------        -----------     -----------
     Subtotal, all fixed maturities                     1,587,778          52,656             (5,415)      1,635,019
                                                      -----------     -----------        -----------     -----------
Equity securities                                          50,837          28,753               (641)         78,949
                                                      -----------     -----------        -----------     -----------
     Total fixed maturities and equity securities     $ 1,638,615     $    81,409        $    (6,056)    $1,713,968
                                                      ===========     ===========        ===========     ==========

     The amortized cost and estimated market value of mortgage-backed securities by category at December 31, 1998 are as follows:

                                                              Held to Maturity               Available for Sale
                                                         ---------------------------     ---------------------------

                                                                        Estimated                       Estimated
                                                          Amortized    Market Value       Amortized    Market Value
                                                             Cost                            Cost

Pass-through agency securities                            $   28,963    $   30,140        $  109,375    $  111,986

Collateralized mortgage obligations:
   Sequential class                                          101,417       102,514            64,911        66,216
   Planned amortization class                                 45,552        46,993             6,043         6,122
   Very accurately defined maturity                          102,074       105,396             7,361         7,457
   Accrual class                                                  --            --             2,727         2,809
   Other                                                       6,907         6,564             3,619         4,543
                                                          ----------    ----------        ----------    ----------
                                                             255,950       261,467            84,661        87,147
                                                          ----------    ----------        ----------    ----------
     Total securities                                     $  284,913    $  291,607        $  194,036    $  199,133
                                                          ==========    ==========        ==========    ==========


     The amortized cost and estimated market value of fixed maturities which are held to maturity and available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                              Fixed Maturities                Fixed Maturities
                                                              Held to Maturity               Available for Sale
                                                         ---------------------------     ---------------------------

                                                                        Estimated                       Estimated
                                                          Amortized    Market Value       Amortized    Market Value
                                                             Cost                            Cost

Due in one year or less                                   $    3,471    $    3,466        $    6,918    $    7,005
Due after one year through five years                         91,959        93,706           104,952       106,331
Due after five years through ten years                       236,028       244,779           171,122       176,153
Due after ten years                                          230,262       250,187           337,858       354,436
Mortgage-backed securities                                   314,874       322,534           272,814       281,266
                                                          ----------    ----------        ----------    ----------
                                                          $  876,594    $  914,672        $  893,664    $  925,191
                                                          ==========    ==========        ==========    ==========

     At December 31, 1998, the Company held below investment grade (S&P rating below BBB-) corporate debt securities with an aggregate carrying value of $14,941 and market value of $14,950. At December 31, 1997, the Company held below investment grade corporate debt securities with an aggregate carrying value of $23,195 and market value of $23,349. These holdings amounted to 0.5% and 0.6% of the Company's total assets at December 31, 1998 and 1997, respectively.

     Fixed maturities with an amortized book value of $29,223 and $38,205 were on deposit with insurance regulatory agencies of certain states at December 31, 1998 and 1997, respectively.

     The Company owns a $10,000, 9.25% senior subordinated note ("the note") issued by PFSH which matures in September 2004. The note is included in other invested assets on the Company's consolidated balance sheet.

Mortgage loans on real estate

     At December 31, mortgage loans on real estate consisted of:

                                                                                         1998           1997
                                                                                         ----           ----

      Mortgage loan principal                                                        $   190,838    $   167,188
      Net unamortized purchase discount                                                     (464)        (1,258)
      Allowance for losses                                                                  (300)          (300)
                                                                                     -----------    -----------
         Net mortgage loans                                                          $   190,074    $   165,630
                                                                                     ===========    ===========

     The Company's mortgage loans on real estate are diversified by property type, location and loan size and are collateralized by the related properties. At December 31, 1998, mortgage loans on real estate were concentrated in the following property types:
                                                                                                        % of
                                                                                         1998        Portfolio

      Property type:
         Commercial
           Multi-family apartments                                                    $   65,332         34.4%
           Retail space                                                                   51,270         27.0
           Industrial/Warehouses                                                          37,725         19.8
           Office buildings                                                               33,727         17.7
         Residential                                                                       2,020          1.1
                                                                                      ----------      -------
           Total                                                                      $  190,074        100.0%
                                                                                      ==========        =====

     At December 31, 1998, the following states had a concentration of mortgage loans aggregating more than 10% of the Company's mortgage loans: Texas - $31,344; Missouri - $28,487; Connecticut - $21,731 and Kansas - $19,825.

Investment in equity subsidiaries

     The following table presents summarized financial information on a combined proportionate basis of the Company's equity affiliates. Amounts presented included the accounts of the Company's equity subsidiaries, CIG, Argus, Hereford LLP (acquired in 1996), a hotel joint venture and GSSW (disposed of in 1996). The Company acquired the remaining 50% of CIG in 1998. Subsequent to the acquisition date, the operations of CIG are consolidated in the Company's financial statements.

                                                                           1998          1997           1996
                                                                           ----          ----           ----

      Current assets                                                   $     5,471   $    16,630    $    12,952
      Noncurrent assets                                                     17,547        96,494         67,358
      Current liabilities                                                    3,353         4,883          2,829
      Noncurrent liabilities                                                 9,996        86,571         59,403
      Net revenues                                                          32,124        28,910         32,401
      Expenses applicable to net revenues                                   26,560        23,521         26,307
      Income from continuing operations                                      3,740         5,083          6,505
      Net income                                                             2,581         3,244          5,458



     In 1996, GSSW distributed cash of $6,000 to the Company. In December 1996, the Company liquidated its interest in GSSW in exchange for cash of $22,629 and 100% interests in several real estate limited partnerships which were then owned by GSSW resulting in a gain of $15,825. The limited partnerships, with assets consisting primarily of investment real estate, are included in the consolidated financial statements of the Company at December 31, 1998 and 1997.

     In 1998, the Company received cash dividends from Argus consisting of $9,500 and a cash distribution from Hereford LLP of $443.

Net investment income

     Net investment income for the years ended December 31, is comprised of the following:

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Fixed maturities                                                            $  124,157   $   117,197   $   104,442
Equity securities                                                                1,484         1,437         1,101
Equity in earnings of equity subsidiaries                                        2,581         3,622         5,458
Mortgage loans on real estate                                                   16,518        16,712        21,344
Policy loans                                                                    12,671        12,420        13,719
Reinsurance funds held by reinsurer                                             66,895        65,747        37,425
Cash, short-term investments and other                                           8,005         8,770         7,452
                                                                           -----------   -----------   -----------
         Total investment income                                               232,311       225,905       190,941
Less investment expenses                                                        (5,777)       (6,638)       (4,216)
                                                                           -----------   -----------   -----------
         Net investment income                                             $   226,534   $   219,267   $   186,725
                                                                           ===========   ===========   ===========

Realized gains and losses

     Realized gains and losses from the sales and other redemptions of investments for the years ended December 31, are as follows:

                                                                               1998          1997          1996
                                                                               ----          ----          ----
Fixed maturity securities:
   Held to maturity:
     Realized gains                                                        $        --   $        --   $        93
     Realized losses                                                                --            --          (124)
   Available for sale:
     Realized gains                                                             23,193         4,688         2,162
     Realized losses                                                            (1,212)       (4,097)       (3,524)
Equity securities:
   Realized gains                                                                6,018         4,582         2,340
   Realized losses                                                             (21,642)       (5,349)       (1,851)
Other investments:
   Realized gains                                                                4,929         5,339           788
   Realized losses                                                              (3,002)       (2,213)           (4)
                                                                           -----------   -----------   -----------
Total net realized investment gains (losses)                               $     8,284   $     2,950   $      (120)
                                                                           ===========   ===========   ===========

     Following are the components of net unrealized investment gains as of December 31:

                                                                                             1998          1997
                                                                                             ----          ----
Investments carried at amortized cost:
   Fixed maturities available for sale                                                     $  29,200   $    25,129
   Fixed maturities reclassified from available for sale to held to maturity                  36,509        44,550
Investments carried at estimated fair value:
   Equity securities                                                                          47,172        28,112
Effect on other balance sheet accounts                                                       (21,019)      (11,321)
Deferred income taxes                                                                        (31,363)      (29,497)
                                                                                         -----------   -----------
     Net unrealized investment gains                                                     $    60,499   $    56,973
                                                                                         ===========   ===========

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("the Guide") which, among other things, provided entities with a one time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category. In 1993, the Company also transferred securities from the available for sale category to the held to maturity category. The net unrealized gains of $36,509 and $44,550 at December 31, 1998 and 1997, respectively, relating to these investments transferred to held to maturity are being amortized into income using the effective yield method over the lives of the related securities.

The components of other comprehensive income are as follows:

                                                                    Amounts            Income       Amounts Net of
                                                                   Before Tax          Taxes              Tax

1998

Unrealized holding gains arising during period                    $    15,689       $    (5,470)      $    10,219
Reclassification adjustments for losses realized
  in net income                                                       (10,297)            3,604            (6,693)
                                                                  -----------       -----------       -----------
Other comprehensive income                                        $     5,392       $    (1,866)      $     3,526
                                                                  ===========       ===========       ===========

1997

Unrealized holding losses arising during period                   $    30,939       $   (11,041)      $    19,898
Reclassification adjustments for losses realized
  in net income                                                          (176)               62              (114)
                                                                  -----------       -----------       -----------
Other comprehensive income                                        $    30,763       $   (10,979)      $    19,784
                                                                  ===========       ===========       ===========

1996

Unrealized holding losses arising during period                   $   (12,996)      $     4,549       $    (8,447)
Reclassification adjustments for losses realized
  in net income                                                          (873)              305              (568)
                                                                  -----------       -----------       -----------
Other comprehensive income                                        $   (13,869)      $     4,854       $    (9,015)
                                                                  ===========       ===========       ===========



     The carrying value of investments that were non-income producing during the three year period ended December 31, 1998 was not material to the Company's consolidated financial position.

5.    Deferred Policy Acquisition Costs and Cost of Business Acquired

     The balances of and changes in deferred policy acquisition costs and the cost of business acquired as of and for the three years ended December 31, are as follows:

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Deferred policy acquisition costs:
  Balance, beginning of year                                               $    87,840   $    72,438   $    56,568
  Capitalization of expenses                                                    44,548        34,220        19,337
  Other additions                                                               30,645             -             -
  Interest accretion                                                             7,286         5,802         4,075
  Amortization                                                                 (19,868)      (27,207)       (7,401)
  Amounts related to fair value adjustment of fixed maturity securities        (18,877)        2,587          (141)
                                                                           -----------   -----------   -----------
  Balance, end of year                                                     $   131,574   $    87,840   $    72,438
                                                                           ===========   ===========   ===========

Cost of business acquired:
  Balance, beginning of year                                               $   300,180   $   200,710   $   163,660
  Additions                                                                      9,497       124,052        60,181
  Interest accretion                                                            15,453        18,157        12,210
  Amortization                                                                 (78,175)      (47,741)      (34,908)
  Amounts related to fair value adjustment of fixed maturity securities           (481)        4,165         1,658
  Impact of realization of acquired tax benefits                                   651           837        (2,091)
                                                                           -----------   -----------   -----------
  Balance, end of year                                                     $   247,125   $   300,180   $   200,710
                                                                           ===========   ===========   ===========


     The estimated amortization and interest accretion of the cost of business acquired for the five years ending December 31, 2003 are as follows:

                                                                                Interest           Estimated
                                                          Amortization          Accretion        Net Decrease

         1999                                              $  44,817          $  13,027           $  31,790
         2000                                                 39,400             11,393              28,006
         2001                                                 34,502             10,013              24,489
         2002                                                 29,047              8,827              20,219
         2003                                                 25,137              7,820              17,317


6.    Insurance Liabilities and Reinsurance

     Insurance liabilities at December 31, consist of the following:

                                                                                          1998            1997
                                                                                          ----            ----
Policyholder account balances:
   Universal life                                                                    $  1,458,491    $  1,414,374
   Annuities                                                                            1,042,622       1,072,062
                                                                                     ------------    ------------
                                                                                     $  2,501,113    $  2,486,436
                                                                                     ============    ============


Future policy benefits:
   Traditional life                                                                  $    818,312    $    866,585
   Accident and health                                                                      2,458           2,605
   Supplementary contracts                                                                 13,147          12,393
                                                                                     ------------    ------------
                                                                                     $    833,917    $    881,583
                                                                                     ============    ============

     At December 31, 1998, approximately 83% of the annuity account balances of the Insurance Companies are subject to surrender charges upon early withdrawal.

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

     These various agreements are collectively referred to as the "Reinsurance Agreements". The Company accounted for the Reinsurance Agreements by recording the direct and assumed insurance liabilities and amounts receivable from Reinsurer equal to the assets held by the Reinsurer. Premiums and policy revenues and policyholder benefits assumed under the modified coinsurance agreements are included in the Company's statement of income. Interest income earned on the assets held by the Reinsurer is recorded as investment income.

     At December 31, the amounts receivable from reinsurers, the cost of business acquired and the insurance liabilities related to the Reinsurance Agreements included on the Company's consolidated balance sheet are as follows:

                                                                                        1998              1997
                                                                                        ----              ----

Amounts receivable from reinsurers                                                  $  1,101,255    $   1,175,922
Cost of business acquired                                                                151,234          193,708
Insurance liabilities                                                                  1,249,689        1,364,453

     The Reinsurer will receive all statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. Upon termination of the modified coinsurance agreements, Great Southern is required to reimburse the Reinsurer for the amount of the unrecovered ceding commission.

     Amounts  receivable from  reinsurers  consists of the following at December
31:

                                                                                        1998              1997
                                                                                        ----              ----

Amounts recoverable for ceded future policy benefits                               $   1,274,931    $   1,576,502
Unrecovered ceding commission                                                           (148,435)        (188,531)
Amounts recoverable on ceded policy and contract claims                                   17,996           15,362
Amounts recoverable on paid losses                                                         3,901            5,971
Other                                                                                     58,804           20,375
                                                                                   -------------    -------------
                                                                                   $   1,207,197    $   1,429,679
                                                                                   =============    =============

     Amounts receivable from reinsurers include $13,721 and $14,713 from another unrelated insurance company at December 31, 1998 and 1997, respectively. Also included in amounts receivable from reinsurers is $149,141 from Financial Assurance at December 31, 1997.

     Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1998, no allowance has been established as all amounts are deemed collectible.

     Premiums ceded under reinsurance agreements were $50,283, $48,279 and $35,050 for the years ended December 31, 1998, 1997 and 1996, respectively. Reinsurance recoveries netted against other policyholder benefits totaled $52,738, $55,825 and $50,678 for the years ended December 31, 1998, 1997 and
1996, respectively. The Insurance Companies are liable for reinsurance ceded to other companies in the event the reinsurers are unable to pay their portion of the policy benefits.

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

     Certain financial reinsurance treaties entered into by the Insurance Companies contain minimum statutory surplus requirements and require the Insurance Companies to place securities in an escrow account ($75,184 at December 31, 1998) to secure obligations to the reinsurer. The Insurance Companies are in compliance with all requirements at December 31, 1998.

7.    Notes Payable

     Notes payable at December 31, are comprised of the following:

                                                                                             1998          1997
                                                                                             ----          ----

Senior subordinated notes bearing interest at 9.25%, due 2005                            $   100,000   $   100,000
Borrowing under $70,000 amended and restated credit agreement, bearing interest at
7/8% over LIBOR rate (6 3/8% at December 31, 1998), due in six equal semi-annual
installments of $3,500 beginning in 2000                                                      21,000        21,000
Unsecured discounted $12,000 notes, bearing interest at an effective interest rate of
11.5%, payable in semi-annual equal installments due 2010                                      7,976         8,297
Unsecured discounted $5,000 note, bearing interest at an effective interest rate of
12.0% due 2015                                                                                 3,053         3,015
Other                                                                                            504           572
                                                                                         -----------   -----------
                                                                                         $   132,533   $   132,884
                                                                                         ===========   ===========

     On or after June 1, 1998, the senior subordinated notes (the Notes) are redeemable at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of principal amount) set forth below:

             1999                                                 102.3125%
             2000 and thereafter                                  100.0000%


     In 1995, the Company entered into a $70,000 Credit Agreement which was provided by a syndicate of lenders with The Chase Manhattan Bank as the administrative agent. The Credit Agreement was amended and restated in December 1996 and subsequently amended in 1997 and 1998. The Credit Agreement operates as a revolving credit facility until December 31, 1999. The amount of loans then outstanding will convert into a term loan and amortized in six equal semi-annual installments commencing July 1, 2000. Amounts outstanding under the Credit
Agreement accrue interest at a variable rate or the prime rate. Amounts outstanding under the Credit Agreement rank senior to the Company's other currently outstanding debt and are secured by a pledge of the common stock of the Company's subsidiaries, United Fidelity and by the surplus debentures of United Fidelity. The Company pays 0.2% per year on the unused portion of the Credit Agreement.

     The unsecured discounted notes bear interest at 6.5% per annum payable semi-annually and rank pari passu with the Notes. The Company recorded the notes at their fair value at the date of issuance using effective interest rates of 11.5% and 12.0%. The unamortized discount at December 31, 1998 was $4,102. The $5,000 note is subject to contractual set-off rights and is held under a pledge and escrow agreement to secure the certain indemnification obligations to the Company.

     The Notes and the Credit Agreement contain certain covenants including, but not limited to, limitations on indebtedness, liens securing indebtedness, sale or issuance of capital stock of the Company's subsidiaries, restricted payments, issuance of other subordinated indebtedness, financial reinsurance, investments, dividends and other distributions by the Company's subsidiaries, dividends by the Company, transactions with affiliates, the sale of assets and repayment of subordinated indebtedness by the Company. The Company was in compliance with all debt covenants at December 31, 1998.

     The aggregate principal payments due during each of the next five years are as follows:

           1999                                                                  $      616
           2000                                                                       4,155
           2001                                                                       7,700
           2002                                                                       7,746
           2003                                                                       4,295
           Later years                                                              108,021
                                                                                 ----------
                                                                                 $  132,533

8.    Stockholder's Equity and Statutory Surplus

     The Insurance Companies are required by the applicable state's department of insurance to maintain minimum levels of statutory capital and surplus. The reported statutory capital and surplus of each company at December 31, 1998 was:

                                                                              Reported Statutory
Company                                                                          Capital and Surplus

United Fidelity                                                                     $    96,949
Great Southern                                                                          140,777
College Life                                                                             41,462
National Farmers                                                                         48,477
Ohio State                                                                              121,044
Financial Assurance                                                                       5,375

     Dividend distributions of the Insurance Companies to their respective stockholder exceeding the greater of statutory net gain from operations during the preceding year or 10% of capital and surplus at the end of the preceding year are subject to the prior approval of the applicable state department of insurance. Dividends from the Insurance Companies may be paid only from statutory earned surplus as determined in accordance with accounting practices prescribed or permitted by the applicable state insurance regulatory authorities. In addition, the National Association of Insurance Commissioners
(NAIC) and Texas each have minimum risk-based capital requirements which effectively restrict the payment of dividends by the Insurance Companies. At December 31, 1998 the Insurance Companies had statutory capital and surplus in excess of the levels required by the NAIC and Texas risk-based capital guidelines.

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







Stockholder's Equity

                                                                                                December 31,
                                                                                         ---------------------------

                                                                                             1998          1997
                                                                                             ----          ----
Capital stock and surplus, on basis of statutory accounting practices, as filed with
insurance regulatory authorities                                                         $   129,204   $   124,600
Cost of business acquired                                                                     76,776       129,831
Deferred policy acquisition costs                                                            131,574        87,840
Invested assets adjustments                                                                   65,175        67,630
Reserves for future policy benefits                                                           34,126        29,510
Asset valuation reserve and interest maintenance reserve                                      31,359        31,766
Surplus debentures                                                                          (123,343)     (137,130)
Reserve credits on financial reinsurance treaties                                            (22,788)      (30,735)
Deferred income taxes                                                                        (63,600)      (58,127)
Other                                                                                         (1,303)        1,677
                                                                                         -----------   -----------
Stockholder's equity, on basis of GAAP                                                   $   257,180   $   246,862
                                                                                         ===========   ===========



Net Income

                                                                                   Year Ended December 31,
                                                                           -----------------------------------------

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Net income, on basis of statutory accounting practices, as filed with
insurance regulatory authorities                                           $   (13,422)  $   163,927   $    47,124
Amortization of cost of business acquired                                      (61,844)      (29,584)      (22,698)
Net change in deferred policy acquisition costs                                 36,900        10,464        13,191
Change in realized gains (losses)                                               42,074         3,020           895
Adjustment of policy and claim liabilities                                        (569)       18,347         6,242
Adjustment of reserves and premiums on financial reinsurance                   (12,096)      (12,164)       (9,188)
Deferred income tax provision                                                   (2,634)       (1,909)       (5,576)
Interest expense on notes payable                                               (9,368)       (9,368)      (12,263)
Adjustment of fixed maturity securities amortization                             3,476         2,347         2,064
Effects of reinsurance transaction                                              30,205      (124,585)        6,048
Amortization of debt acquisition costs                                             (91)          (73)         (336)
Other                                                                           (3,839)        1,634         1,771
                                                                           -----------   -----------   -----------
Net income, on basis of GAAP                                               $     8,792   $    22,056   $    27,274
                                                                           ===========   ===========   ===========

9.    Income Taxes

     Americo Life, Inc. will file a consolidated federal life and non-life income tax return with FHC and FHC's eligible life and non-life subsidiaries for 1998. As Financial Assurance is ineligible to join in the filing of the consolidated 1998 return, it will file separately. The Company and its subsidiaries are charged or credited an amount of federal income tax equal to the tax that would have been due for each entity on a separate return basis in accordance with a written tax allocation agreement. Net operating losses of members in each consolidated return are utilized on a first-in, first-out basis.

The provision for U.S. federal income taxes for the years ended December 31, is comprised of the following:

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Current tax provision                                                      $      (522)  $     4,953   $     7,937
Deferred tax provision                                                           3,757         4,277         5,576
                                                                           -----------   -----------   -----------
   Provision for income taxes                                              $     3,235   $     9,230   $    13,513
                                                                           ===========   ===========   ===========

     The provision for income taxes differed from the amounts computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from continuing operations as a result of the following differences:

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Computed tax at statutory rate                                             $     4,209   $    10,950   $    14,275
Decrease in tax resulting from:
   Availability of dividends received deduction to offset taxable
temporary differences                                                             (785)       (1,376)         (503)
   Other                                                                          (189)         (344)         (259)
                                                                           -----------   -----------   -----------
     Provision for income taxes                                            $     3,235   $     9,230   $    13,513
                                                                           ===========   ===========   ===========

     The Company's net deferred federal tax liabilities are comprised of the tax cost or benefit associated with the following items based on the 35% tax rate in effect:

                                                                                             1998          1997
                                                                                             ----          ----
Deferred tax liability:
    Cost of business acquired                                                            $    51,543   $    47,184
    Investments                                                                                5,499         7,910
    Deferred policy acquisition costs                                                         12,316        12,779
    Reinsurance                                                                                2,645         2,645
    Net unrealized investment gains                                                           32,777        30,156
    Other                                                                                        793           201
                                                                                         -----------   -----------
         Total deferred tax liability                                                        105,573       100,875
                                                                                         -----------   -----------
Deferred tax asset:
    Policy reserves                                                                           43,533        44,847
    Utilization of net operating losses                                                        1,422           455
                                                                                         -----------   -----------
Deferred income tax assets before valuation allowances                                        44,955        45,302
    Less: valuation allowance                                                                 (2,982)       (2,553)
                                                                                         -----------   -----------
         Total deferred tax asset                                                             41,973        42,749
                                                                                         -----------   -----------
Net deferred tax liability                                                               $    63,600   $    58,126
                                                                                         ===========   ===========

     A valuation allowance is provided at December 31, 1998 and 1997 related to the tax benefit of loss carryovers and deductible differences because it is more likely than not that such benefits will not be realized.

     Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "Policyholders' Surplus Account"
(PSA). Federal income taxes will become payable on this account at the then current tax rate when and to the extent the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously-taxed income. At December 31, 1998, the Insurance Companies had aggregate balances in their PSA of approximately $11,549. Federal income tax of $4,043 would be due if the entire balance is distributed at the current income tax rate of 35%. No provision has been recorded relating to any potential distributions from the PSA subsequent to 1998.

     At December 31, 1998, the Insurance Companies with balances in their PSA had aggregate balances in their Shareholder Surplus Accounts of approximately $94,432 from which distributions could be made without incurring any federal tax liability with respect to the PSA accounts.

     Certain   subsidiaries   have  net  operating  loss   carryovers   totaling
approximately $4,221 which will begin to expire in 2009 if unutilized. Utilization of these loses is limited to income generated on a separate return basis.

10.   Commitments and Contingencies

     The Company leases certain data processing equipment and office space, some of which are from related parties, under operating leases. Rental expense was $3,678, $3,216 and $1,931 in 1998, 1997 and 1996, respectively, and is included in other operating expenses. Approximate future minimum lease commitments for leases whose terms are greater than one year at December 31, 1998 are as follows:

                   1999                         $    4,573
                   2000                              3,610
                   2001                              3,206
                   2002                              2,956
                   2003 and thereafter              14,751
                                                ----------
                                                $   29,096

     Great Southern and the Company are defendants in four purported class action lawsuits that were consolidated in May 1998 for multidistrict litigation pretrial proceedings in the U.S. District Court for the Northern District of Texas (In re Great Southern Life Insurance Company Sales Practice Litigation). These lawsuits allege deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and seek unspecified compensatory, punitive and/or treble damages. Additionally, on August 13, 1998, a fifth purported class action lawsuit also alleging deceptive sales practices was filed against Great Southern in state court in Dallas, Texas (Ebling v. Great Southern Life Insurance Co., 68th District Court, Dallas County, Texas). Another previously reported purported class action making similar allegations (Marroquin v. Great Southern Life Insurance Co., filed February 11, 1998, in Cameron County District Court, Texas) was settled on an individual basis for an amount that was not material to the Company.

     Great Southern and the Company, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and the Company, are named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et. al., District Court, Dallas County, Texas). Plaintiffs, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in a company (Entrepreneur Corporation) to be made public at some point in the future. Plaintiffs claim actual and exemplary damages in an unspecified amount. Defendants have appealed the ruling certifying a class.

     On October 20, 1998, a purported class action lawsuit was filed against Great Southern, Credit Card Services, Inc., First Madison Bank and certain other defendants (McCulley v. Great Southern Life Insurance Company, et. al., U.S. District Court for the Northern District of Texas), alleging various misrepresentations in connection with the marketing of credit cards secured by universal life insurance policies issued by Great Southern. The suit seeks actual, exemplary and treble damages in an unspecified amount.

     The Company is also named as defendant in a number of other lawsuits arising from the normal course of business, however, management does not expect that these will result in a material loss to the Company.

11.   Employee Benefit Plans

     Great Southern is a sponsor of several contributory postretirement benefit plans which provide life and medical insurance to participating retired employees and agents. Pursuant to the purchase agreement, Great Southern's former parent assumed responsibility for employees and agents who retired on or after August 1, 1984. Future costs of benefits for employees and agents who retired prior to August 1, 1984, are the responsibility of the Company. A liability for these postretirement benefits of $2,680 is included in other liabilities at both December 31, 1998 and 1997.

12.   Segment Information

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product type. The Company's reportable segments are: life insurance operations, asset accumulation products operations and non-life insurance operations. The life insurance segment includes traditional term and whole life insurance as well as universal-life insurance products. The segment consists primarily of insurance business acquired by the Company. The accumulation products segment includes annuity products sold through the Company's Austin-based operations. The non-life insurance segment includes the Company's 50% investment in Argus and its investments in limited partnerships, with assets consisting primarily of investment real estate. The Company's business is conducted primarily in the United States.

     The financial results of the Company's segments are presented on a GAAP basis. Net investment income and operating expenses are allocated to its life insurance and accumulation products segments based on the Company's internal projections. The Company evaluates the performance of its segments and allocates resources to them based on income before provision for income taxes. All intersegment revenues have been eliminated.

     The table below presents information about the reported revenues and income before provision for income taxes. Asset information by reportable segment is not reported, since the Company does not produce such information internally.




                                                Accumulation        Non-Life
                              Life Insurance      Products         Insurance        Reconciling      Consolidated
                                Operations       Operations        Operations          Items            Totals

Revenues
     1998                     $     417,586     $      24,112    $       8,053     $      15,812     $     465,563
     1997                           414,673             7,742           11,642             4,220           438,277
     1996                           347,313             6,821            1,054            16,411           371,599

Amortization expense
     1998                            73,874            (1,582)              --            14,897            87,189
     1997                            40,238             2,292               --             1,164            43,694
     1996                            28,977                73               --               664            29,714

Income (loss) before
  provision for income
  taxes
     1998                            54,421             6,237            6,837           (55,468)           12,027
     1997                            53,716            (3,025)          10,694           (30,099)           31,286
     1996                            45,175            (1,129)           1,054            (4,313)           40,787

     Significant reconciling items to amounts reported in the Company's consolidated financial statements include net investment and operating expenses not allocated to segments, net realized investment gains (losses) not allocated to segments, interest expense and certain non-recurring transactions such as gains from the sale of subsidiaries.

13.   Related Parties

     The Company and FHC are involved in advisory and data processing services agreements. Under the advisory agreement, FHC supervises and directs the composition of the investment portfolios of the Company and its subsidiaries in accordance with their respective objectives and policies. For these services, FHC is compensated based on the aggregate statutory book value of the investable assets of the Insurance Companies. Under the data processing agreement, FHC provides the Company and its subsidiaries with record-keeping services for certain life insurance and annuity products. For its services, FHC is paid a fee per policy serviced. The Company and its subsidiaries are also involved in a cost-sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane owned by FHC.

     United Fidelity leases office space from a partnership in which a related party has a 50% interest. The Company leases to FHC a building which is occupied by FHC. In addition, the Company utilizes a laboratory for underwriting purposes which is partially-owned by several stockholders of FHC.

     Amounts due from (to) affiliates at December 31, 1998 and 1997 include $3,707 and $(2,036) due from (to) FHC arising from intercompany tax allocation.

     The following table summarizes the related party transactions for the three years ended December 31:

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Data processing agreement between the Company and FHC                      $  14,536     $  11,802     $   9,778
Advisory agreement between the Company and FHC                                 8,066         7,180         6,143
Air transportation cost sharing agreement                                        321           667           765
Rental expense                                                                 1,051           906           913
Laboratory services                                                              343           312           178

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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and
Stockholder of Americo Life, Inc.


     Our audits of the consolidated financial statements referred to in our report dated March 29, 1999, appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 29, 1999

                               Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                                  Balance Sheet
                             (Dollars in thousands)
                           December 31, 1998 and 1997


                                                                                             1998          1997
                                                                                             ----          ----
                                        Assets
Equity securities, at market (cost: $11,566 and $6,855)                                  $    24,763   $    12,368
Investment in subsidiaries                                                                   229,596       227,784
Cash and cash equivalents                                                                      8,432            96
Surplus debentures receivable                                                                123,498       137,305
Amounts due from affiliates                                                                    1,651            --
Property and equipment, net                                                                    1,764         2,127
Federal income taxes receivable                                                                1,597            --
Other assets                                                                                  10,686        10,506
                                                                                         -----------   -----------
   Total assets                                                                          $   401,987   $   390,186
                                                                                         ===========   ===========

                         Liabilities and Stockholder's Equity
Notes payable                                                                             $  132,029   $   132,312
Accrued interest payable                                                                         881           908
Amounts due to affiliates                                                                         --           332
Deferred income taxes                                                                          8,113         5,288
Other liabilities                                                                              3,784         4,484
                                                                                         -----------   -----------
   Total liabilities                                                                         144,807       143,324
                                                                                         -----------   -----------

Stockholder's equity:
Common stock ($1 par value, 30,000 shares authorized, 10,000 issued and
outstanding)                                                                                      10            10
Additional paid-in capital                                                                     3,745         3,745
Accumulated other comprehensive income                                                        60,499        56,973
Retained earnings                                                                            192,926       186,134
                                                                                         -----------   -----------
   Total stockholder's equity                                                                257,180       246,862
                                                                                         -----------   -----------
   Total liabilities and stockholder's equity                                                401,987   $   390,186
                                                                                         ===========   ===========

                 See notes to condensed financial information


                                 Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                               Statement of Income
                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                               1998          1997          1996
                                                                               ----          ----          ----
Income
   Management and data processing fees from subsidiaries                    $   16,570   $    13,602   $    12,055
   Interest income on surplus debentures receivable                             12,237        12,757        12,842
   Net investment income                                                           686           428           415
   Net realized investment gains (losses)                                         (264)         (430)          107
   Other income                                                                  2,149         4,936         6,673
                                                                           -----------   -----------   -----------
     Total income                                                               31,378        31,293        32,092
                                                                           -----------   -----------   -----------

Expenses
   Management and advisory fees to parent                                       22,602        18,982        15,921
   Interest expense                                                             12,057        12,089        12,263
   Other operating expenses                                                      1,761         2,092         2,958
   Amortization expense                                                            850           941           664
                                                                           -----------   -----------   -----------
     Total expenses                                                             37,270        34,104        31,806
                                                                           -----------   -----------   -----------
     Income (loss) before provision for (benefit from) income taxes and
 equity in income of subsidiaries                                               (5,892)       (2,811)          286
Provision for (benefit from) income taxes                                       (1,461)          614         1,418
                                                                           -----------   -----------   -----------
     Loss before equity in income of subsidiaries                               (4,431)       (3,425)       (1,132)
Equity in income of subsidiaries                                                13,223        25,481        28,406
                                                                           -----------   -----------   -----------
     Net income                                                            $     8,792   $    22,056   $    27,274
                                                                           ===========   ===========   ===========

                 See notes to condensed financial information

                              Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                               1998          1997          1996
                                                                               ----          ----          ----

Cash flows from operating activities
  Net income                                                                $   8,792    $   22,056    $   27,274
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Undistributed equity in earnings of subsidiaries                          (13,223)      (25,481)      (28,406)
    Dividends received from subsidiaries                                        9,943            --         8,000
    Depreciation and amortization                                               1,575         1,572           943
    (Increase) decrease in other assets, net of amortization expense             (215)          328          (545)
    Decrease in other liabilities                                              (2,033)          (96)       (1,220)
    Provision for current income taxes                                         (1,597)           --            --
    Provision for deferred income taxes                                           136         1,564           408
    Increase (decrease) in amounts due to/from affiliates                      (1,983)       (1,183)        4,541
    Other changes                                                                 537           613          (535)
                                                                           ----------    ----------    ----------
    Total adjustments                                                          (6,860)      (22,683)      (16,814)
                                                                           ----------    ----------    ----------
    Net cash provided (used) by operating activities                            1,932          (627)       10,460
                                                                           ----------    ----------    ----------

Cash flows from investing activities
  Amounts collected on surplus debentures receivable                           13,828           524           750
  Capital contribution to subsidiary acquired                                      --            --          (261)
  Payment for equity subsidiary acquired                                           --            --        (4,550)
  Purchases of equity securities                                              (10,218)       (5,393)         (663)
  Proceeds from sales of equity securities                                      5,733         3,507         3,368
  Mortgage loans originated                                                        --            --           (71)
  Purchases of property and equipment, net                                       (362)         (633)       (1,814)
                                                                           ----------    ----------    ----------
    Net cash provided (used) by investing activities                            8,981        (1,995)       (3,241)
                                                                           ----------    ----------    ----------

Cash flows from financing activities
  Repayments of notes payable                                                    (577)         (541)         (506)
  Dividends paid                                                               (2,000)       (2,000)       (2,000)
                                                                           ----------    ----------    ----------
  Net cash used by financing activities                                        (2,577)       (2,541)       (2,506)
                                                                           ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                            8,336        (5,163)        4,713
Cash and cash equivalents at beginning of year                                     96         5,259           546
                                                                           ----------    ----------    ----------
Cash and cash equivalents at end of year                                    $   8,432    $       96    $    5,259
                                                                           ==========    ==========    ==========

Supplemental disclosure of cash flow information
  Cash paid during year for interest                                       $   12,057    $   12,095    $   12,280



                  See notes to condensed financial information


                                  Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information
                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996

     In 1998, the Company received cash dividends totaling $9,500 from Argus and a cash dividend totaling $443 from Hereford LLP. In 1996, the Company received a dividend totaling $15,673 representing a 50% interest in Argus. Subsequently, the Company received a dividend from Argus consisting of $8,000 cash and a $1,500 note receivable from a related party.

     The  accompanying   condensed  financial  information  should  be  read  in
conjunction with the Consolidated Financial Statements and the accompanying notes thereto in this Form 10-K.

                                   Schedule IV
                       Americo Life, Inc. and Subsidiaries

                                   Reinsurance
                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996

                                                                                                      Percentage
                                                                      Assumed                         of Amount
         Year Ended                 Gross        Ceded to Other      From Other           Net          Assumed
        December 31,                Amount          Companies        Companies          Amount         to Net


1998
Insurance in force             $   45,695,670    $   12,612,790   $    1,179,946    $   34,262,826         3.4%
                               ==============    ==============   ==============    ==============         ====

Premiums                       $      252,133    $       50,283   $       16,732    $      218,582         7.6%
                               ==============    ==============   ==============    ==============         ====

1997
Insurance in force             $   44,310,608    $   13,844,254   $    5,283,041    $   35,749,395        14.7%
                               ==============    ==============   ==============    ==============        =====

Premiums                       $      244,647    $       48,279   $        7,361    $      203,729         3.6%
                               ==============    ==============   ==============    ==============         ====

1996
Insurance in force             $   23,125,887    $    5,189,238   $    4,804,462    $   22,741,111        21.1%
                               ==============    ==============   ==============    ==============        =====

Premiums                       $      174,910    $       35,050   $       25,742    $      165,602        15.5%
                               ==============    ==============   ==============    ==============        =====

                            Schedule V

                       Americo Life, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
              For the Years Ended December 31, 1998, 1997 and 1996

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
                                                                               (1)

1998
Reserve for impairment of mortgage loans
on real estate                                 $       300   $        --   $        --   $        --   $       300
Write-down for impairment of real estate               107            --            --            --           107
Allowance for receivables from agents                3,468           112            --            --         3,580
                                               -----------   -----------   -----------   -----------   -----------
   Total                                        $    3,875    $      112   $        --   $        --   $     3,987
                                               ===========   ===========   ===========   ===========   ===========

1997
Reserve for impairment of mortgage loans
on real estate                                 $       300   $        --   $        --   $        --   $       300
Write-down for impairment of real estate               107            --            --            --           107
Allowance for receivables from agents                2,123         1,345            --            --         3,468
                                               -----------   -----------   -----------   -----------   -----------
   Total                                       $     2,530   $     1,345   $        --   $        --   $     3,875
                                               ===========   ===========   ===========   ===========   ===========

1996
Reserve for impairment of mortgage loans
on real estate                                 $       300   $        --   $        --   $        --   $       300
Write-down for impairment of real estate               120            --            --            13           107
Allowance for receivables from agents                2,450           250            --           577         2,123
                                               -----------   -----------   -----------   -----------   -----------
   Total                                       $     2,870   $       250   $        --   $       590   $     2,530
                                               ===========   ===========   ===========   ===========   ===========

(1) Amounts transferred from other allowance accounts.