Form 10-Q
period 1999-03-31
AMERICO LIFE INC
filed 1999-05-17
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 Class and Title of                                         Shares Outstanding
   Capital Stock                                             as of May 13, 1999
   -------------                                            ------------------
Common Stock $1.00 Par Value                                       10,000

            AMERICO LIFE, INC. AND SUBSIDIARIESCONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)

                                                                            March 31,              December 31,
                                                                              1999                     1998
                                                                              ----                     ----

Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $875,568 and
       $914,672)                                                            $   855,108              $   876,594
     Available for sale, at market (amortized cost: $903,815 and
       $893,664)                                                                913,326                  925,191
   Equity securities, at market (cost: $69,140 and $42,201)                     105,933                   89,022
   Investment in equity subsidiaries                                             10,439                    9,669
   Mortgage loans on real estate, net                                           196,833                  190,074
   Investment real estate, net                                                   28,609                   28,606
   Policy loans                                                                 208,855                  210,173
   Other invested assets                                                         16,867                   17,066
                                                                            -----------              -----------
     Total investments                                                        2,335,970                2,346,395

Cash and cash equivalents                                                        86,770                   68,219
Accrued investment income                                                        33,640                   31,862
Amounts receivable from reinsurers                                            1,188,389                1,207,197
Other receivables                                                                59,578                   36,529
Deferred policy acquisition costs                                               145,105                  131,574
Cost of business acquired                                                       240,873                  247,125
Amounts due from affiliate                                                        4,508                        -
Other assets                                                                     38,424                   36,913
                                                                            -----------              -----------
     Total assets                                                           $ 4,133,257              $ 4,105,814
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,502,084              $ 2,501,113
Reserves for future policy benefits                                             827,613                  833,917
Unearned policy revenues                                                         39,948                   36,332
Policy and contract claims                                                       44,814                   45,467
Other policyholder funds                                                        118,592                  106,241
Notes payable                                                                   133,042                  132,533
Amounts payable to reinsurers                                                    36,839                   28,199
Deferred income taxes                                                            56,375                   63,600
Due to broker                                                                    68,610                   36,275
Amounts due to affiliates                                                             -                    3,085
Other liabilities                                                                62,159                   61,872
                                                                            -----------              -----------
     Total liabilities                                                        3,890,076                3,848,634

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Accumulated other comprehensive income                                        46,234                   60,499
   Retained earnings                                                            193,192                  192,926
                                                                            -----------              -----------
     Total stockholder's equity                                                 243,181                  257,180
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,133,257              $ 4,105,814
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                              1999                     1998
Income
Premiums and policy revenues                                                $    59,101              $    53,972
Net investment income                                                            58,432                   56,087
Net realized investment gains (losses)                                              (75)                     461
Other income                                                                      1,677                    1,084
                                                                            -----------              -----------
   Total income                                                                 119,135                  111,604

Benefits and expenses
Policyholder benefits:
   Death benefits                                                                36,576                   29,899
   Interest credited on universal life and annuity products                      26,740                   26,666
   Other policyholder benefits                                                   12,796                   12,679
   Change in reserves for future policy benefits                                 (5,852)                  (5,977)
Commissions                                                                       3,171                    3,139
Amortization expense                                                             18,858                   15,133
Interest expense                                                                  2,968                    2,985
Other operating expenses                                                         23,147                   21,112
                                                                            -----------              -----------

   Total benefits and expenses                                                  118,404                  105,636
                                                                            -----------              -----------

   Income before provision for income taxes                                         731                    5,968

Provision for income taxes                                                          (35)                   1,899
                                                                            -----------              -----------

     Net income                                                             $       766              $     4,069
                                                                            ===========              ===========

Net income per common share                                                 $     76.60              $    406.90
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                                1999                     1998

Cash flows from operating activities
Net income                                                                    $       766              $     4,069
                                                                               ----------               ----------

Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                   23,841                   17,516
   Deferred policy acquisition costs                                              (11,685)                  (9,566)
   Undistributed earnings of equity subsidiaries                                     (894)                    (335)
   Distribution of earnings from equity subsidiaries                                    -                    6,750
   Amortization of unrealized gains                                                (2,591)                  (2,163)
   (Increase) decrease in assets:
     Accrued investment income                                                     (1,778)                      45
     Amounts receivable from reinsurers                                            18,808                  (21,055)
     Other receivables                                                               (476)                   2,881
     Other assets, net of amortization expense                                     (3,023)                  (4,178)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                (21,214)                  (1,048)
     Reserves for future policy benefits and unearned policy revenues              (2,688)                 (19,774)
     Policy and contract claims                                                      (653)                       7
     Other policyholder funds                                                      12,352                    4,651
     Amounts payable to reinsurers                                                  8,640                    5,681
     Provision for deferred income taxes                                              486                    1,550
     Federal income tax payable                                                        11                      204
     Amounts due to affiliates                                                     (7,593)                      (7)
     Other liabilities                                                                274                   10,571
   Net realized losses (gains) on investments sold                                     75                     (461)
   Amortization on bonds and mortgage loans                                         2,650                     (144)
   Other changes                                                                   (1,112)                     445
                                                                              -----------              -----------

     Total adjustments                                                             13,430                   (8,430)
                                                                              -----------              -----------

Net cash provided (used) by operating activities                                   14,196                   (4,361)
                                                                              -----------              -----------








                                                         (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                              1999                     1998
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $   (49,946)             $   (39,988)
   Purchases of other investments                                               (31,005)                 (58,490)
   Mortgage loans originated                                                    (14,175)                 (22,999)
   Maturities or redemptions of fixed maturity investments                        5,161                    2,673
   Sales of fixed maturity available for sale investments                        53,757                   51,863
   Sales of other investments                                                     7,954                   31,347
   Repayments from mortgage loans                                                 7,418                    5,026
   Change in due from/to brokers                                                  2,262                   12,607
   Change in policy loans                                                         1,318                    1,143
                                                                            -----------              -----------
     Net cash used by investing activities                                      (17,256)                 (16,818)
                                                                            -----------              -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                            86,234                   67,049
   Return of policyholder account balances                                      (64,049)                 (52,181)
   Repayments of notes payable                                                      (74)                     (27)
   Dividends paid                                                                  (500)                    (500)
                                                                            -----------              -----------
     Net cash provided by financing activities                                   21,611                   14,341
                                                                            -----------              -----------

Net increase (decrease) in cash and cash equivalents                             18,551                   (6,838)
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                 68,219                   36,859
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $    86,770              $    30,021
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES

                                                        13
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1999 and 1998
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1998 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1998 consolidated financial statements. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the expected results for the full year 1999, nor the results experienced for the year 1998.

In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments and a related asset for assessments that may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this SOP did not have a material effect on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities, focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adoption of this accounting standard will not have a significant impact on the consolidated financial statements of the Company.

2.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 is as follows:

                                                         1999                  1998
                                                         ----                  ----

Net income                                             $     766             $   4,069
Other comprehensive income (loss)                        (14,265)                  144
                                                       ---------             ---------
Comprehensive income (loss)                            $ (13,499)            $   4,213
                                                       =========             =========

Following are the components of net unrealized investment gains which comprise accumulated other comprehensive income:

                                                                                                  Three Months
                                                      March 31,            December 31,               Ended
                                                         1999                  1998              March 31, 1999
                                                         ----                  ----              --------------
Investment securities:
    Fixed maturities available for sale               $     9,511           $    29,200            $   (19,689)
    Fixed maturities reclassified from
available for sale to held to maturity                     33,918                36,509                 (2,591)
    Equity securities                                      40,164                47,172                 (7,008)
                                                      -----------           -----------            -----------
                                                           83,593               112,881                (29,288)

Effect on other balance sheet accounts                    (11,879)              (21,019)                 9,140
Deferred income taxes                                     (25,480)              (31,363)                 5,883
                                                      -----------           -----------            -----------
    Net unrealized investment gains                   $    46,234           $    60,499            $   (14,265)
                                                      ===========           ===========            ===========

During the three months ended March 31, 1999, the Company paid dividends to Financial Holding Corporation (FHC) totaling $500.

3.       COMMITMENTS AND CONTINGENCIES

The Company's subsidiary, Great Southern Life Insurance Company ("Great Southern"), is a defendant in lawsuits filed as class actions and purported class actions asserting claims related to sales practices of certain life insurance products. The Company and Great Southern also are defendants with other parties in a class action lawsuit brought by agents of one of Great Southern's general agents alleging that they were defrauded into surrendering renewal commissions in return for a promise of stock ownership in a company to be taken public at some point in the future. The Company intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

4.        SEGMENT INFORMATION

The table below presents information about the reported revenues and income before provision for income taxes for the Company's reportable segments as defined in the Company's December 31, 1998 Form 10-K. Asset information by segment is not reported, since the Company does not produce such information internally.


                      Life Insurance          Asset             Non-Life          Reconciling        Consolidated
                        Operations         Accumulation         Insurance            Items              Totals
                                            Products           Investments
                                            Operations

                         March 31,          March 31,           March 31,          March 31,          March 31,
                       1999     1998      1999      1998     1999      1998      1999     1998      1999      1998

Revenues             $105,242  $104,727  $ 8,882   $ 3,214   $ 1,409  $ 1,268   $ 3,602   $ 2,395 $119,135  $111,604
Income (loss)
  before income         9,816    14,940      (77)      819     1,146      945   (10,154)  (10,736)     731     5,968
  taxes

Significant reconciling items to amounts reported in the Company's consolidated financial statements include net investment income and operating expenses not allocated to segments, net realized investment gains (losses) not allocated to segments and interest expense.

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

SEGMENT RESULTS

     Revenues and income before provision for income taxes for the Company's operating segments, as defined by Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions):

                                          Life Insurance           Asset Accumulation               Non-Life
                                            Operations             Products Operations        Insurance Investments
                                      -----------------------    ------------------------    ------------------------

                                            March 31,                   March 31,                   March 31,
                                         1999        1998            1999        1998            1999        1998

Revenues                                $105.2      $104.7            $8.9        $3.2            $1.4        $1.3
Income (loss) before income taxes          9.8        14.9            (0.1)        0.8             1.1         0.9

     Life insurance operations. Income before income taxes decreased from 1998 to 1999 primarily due to increased death benefits.

     Asset accumulation products operations. Income before income taxes decreased from 1998 to 1999 primarily due to increased death benefits.

     Non-life insurance investments. Income before income taxes was consistent with 1998 levels.

     Significant reconciling items of the segment revenues and income before income taxes shown above to amounts reported in the Company's consolidated financial statements include net investment income and operating expenses not allocated to segments, net realized investment gains (losses) not allocated to segments and interest expense. These reconciling items had comparable effects on income before income taxes for the three months ended March 31, 1999 and 1998.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Income before income taxes for the three months ended March 31, 1999 was $0.7 million compared to $6.0 million for the three months ended March 31, 1998. The primary reason for the decrease was an increase in death benefits.

Premiums and policy revenues. Premiums and policy revenues totaled $59.1 million for the three months ended March 31, 1999 compared to $54.0 million for the three months ended March 31, 1998. Traditional premiums for the three months ended March 31, 1999 were comparable to the three months ended March 31, 1998. Policy revenues increased $5.5 million from 1998 to 1999. Policy revenues increased $1.3 million from asset accumulation business acquired in October 1998 in conjunction with the Company acquiring the 50% of College Insurance Group, Inc. not previously owned and the recapture of business which was previously ceded to an unaffiliated insurance company. In addition, deferred front-end contract charges recognized on Great Southern's universal life insurance business increased $4.3 million. The increased recognition of these front-end contract charges on Great Southern's universal life insurance business was substantially offset by increased amortization of deferred policy acquisition costs on this same block. The Company is treating policies issued in 1999 as a separate group for purposes of recognizing deferred front-end contract charges and amortizing deferred policy acquisition costs. This treatment resulted in additional policy revenue and amortization expense in 1999 without a significant impact to income before income taxes.

Net investment income. Net investment income totaled $58.4 million for the three months ended March 31, 1999 compared to $56.1 million for the three months ended March 31, 1998. The increase in net investment income is primarily due to the acquisition of the asset accumulation business in October 1998.

Other income. Other income totaled $1.7 million for the three months ended March 31, 1999 compared to $1.1 million for the three months ended March 31, 1998. Of the increase in 1999, $0.4 million was due to commission revenues and other fees earned by the marketing entities purchased by the Company in October 1998.

Policyholder benefits. Policyholder benefits totaled $70.3 million for the three months ended March 31, 1999, compared to $63.3 million for the three months ended March 31, 1998. This increase resulted primarily from a $6.7 million increase in death benefits. Interest credited on universal life and annuity fund balances remained comparable between periods; however, (i) interest credited increased $3.4 million due to the acquisition of the asset accumulation business in October 1998, (ii) interest credited on the Company's closed block of annuity business decreased $2.1 million due to reduced fund values, and (iii) interest credited on other interest-sensitive products decreased due to a reduction in rates made in response to market conditions. The decrease in interest credited on the Company's closed block of annuity business was offset by the related decrease in net investment income earned on the reduced fund values of the annuity business.

Amortization expense. Amortization expense totaled $18.9 million for the three months ended March 31, 1999 compared to $15.1 million for the three months ended March 31, 1998. The higher amortization expense in 1999 resulted primarily from increased amortization of deferred policy acquisition costs on Great Southern's universal life insurance business which was substantially offset by the recognition of front-end contract charges as discussed above.

Other operating expenses. Other operating expenses totaled $23.1 million for the three months ended March 31, 1999 compared to $21.1 million for the three months ended March 31, 1998. The increase in operating expenses results primarily from the expenses associated with marketing entities purchased and insurance business acquired in October 1998. The increased marketing expenses included costs of a significant product introduction in 1999 and were partially offset by external revenues of the marketing entities and the elimination of commissions the Company paid to these marketing entities prior to their acquisition.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1998 to March 31, 1999 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at March 31, 1999 remained consistent with December 31, 1998. Non-investment grade securities totaled less than 0.2% of the Company's total fixed maturity investments at March 31, 1999. The Company has not made any significant changes to its investment philosophy during 1998.

The Company's net unrealized investment gains decreased $14.3 million during the first three months of 1999. The decrease in the gross unrealized investment gains on equity securities totaled $7.0 million and the market value of the Company's available for sale fixed maturity investment securities decreased $19.7 million due to market interest rate changes. The components of the change during the three months ended March 31, 1999 were (in millions):

Gross unrealized investment gains                                          $ (29.3)
Effect on insurance assets and liabilities                                     9.1
Deferred income tax effect                                                     5.9
                                                                           -------
                                                                           $ (14.3)

During the three months ended March 31, 1999, changes in the interest rate environment did not adversely affect the Company's financial condition. These rate changes did not materially affect disclosures included in the Company's December 31, 1998 Form 10-K regarding the Company's exposure to market risk.

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

The Company had met its milestone of having all administration systems prepared for Year 2000 processing by December 31, 1998. These systems are used by the Company to process its insurance business, including premium receipts and claim payments. Currently, all administrative systems have been renovated and the Company, working with it's outsource provider, has tested all Year 2000 remediations and has placed these tested systems into production use. All internal and corporate systems, such as file servers and desktop systems, are now scheduled to be Year 2000 ready by July 31, 1999. Approximately 95% of these systems have been assessed for Year 2000 readiness and substantially all of these are believed to be Year 2000 ready. The Company's imbedded systems, such as phone switches, will be upgraded, as necessary, during 1999. The affected systems have been identified. If the Company fails to successfully complete a significant portion of the Year 2000 plan such failure may have a material adverse impact on the Company's financial condition. Currently, management considers the possibility of such a failure to be unlikely; however, contingency plans are being developed for critical business processes in the event that our business partners are unable to meet their Year 2000 preparedness commitments.

A major part of the Company's Year 2000 plan relates to other business entities on which the Company is reliant to conduct its operations. The aforementioned Year 2000 committee has identified key business partners, customers, vendors and suppliers to participate in a survey program. These business entities are comprised of entities which impact many companies across the country in varied industries, as well as entities with more limited customers. Entities serving customers nationwide include the federal government, the banking system, the postal service, national brokerage firms, stock exchanges, and national overnight delivery providers. Local entities include the Company's reinsurers, banks, computer hardware vendors, payroll processor, public utilities and phone companies. After identifying the entities, the Company sent surveys to each requesting information related to Year 2000 readiness. Management has developed a database to track survey responses and will send any necessary follow-up requests by May 31, 1999. If further requests do not result in a response, a determination will be made at that time whether further contact should be made. The responses to these surveys are being evaluated by Company management to determine whether potential Year 2000 problems exist. If the Company believes a problem may exist, an appropriate contingency plan will be developed to minimize any effect on the Company. The Company is specifically reliant upon the federal government for various functions including mail delivery of customer correspondence, national banking activities and electronic list bill premium processing for government employees. The federal government's policy is to not respond to Year 2000 surveys, so the Company, like most organizations, has assumed the operations of the federal government will not be significantly affected by Year 2000 problems. If problems do arise, the operations of the Company may be materially adversely impacted.

The Company incurred expense through March 1999 related to this project is $160,000. It is expected additional expenses will total $250,000 during 1999. As these expenses are not significant to the Company's overall information technology budget, this remediation plan will be funded from the Company's normal operating cash flows. The remediation costs are nominal due to the Company's service agreement with its third party provider. At this point in time, other information systems projects have not suffered due to Year 2000 compliance efforts so as not to have an adverse effect on the Company's operations.

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

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Reference is made to the Company's December 31, 1998 Form 10-K regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties. Included among those matters was Thibodeau, et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas. On or about April 30, 1999, the Texas Court of Appeals affirmed the trial court's ruling certifying this matter as a class action.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are contained in the "Financial Condition and Liquidity" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

3.1 Restated Articles of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to Registrant's Form S-4 [File No. 33-64820] filed June 22, 1993).

3.2 By-laws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to Registrant's Form S-4 [File No.33-64820] filed June 22,
         1993).

27                             Financial Data Schedule.

-------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 1999.

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


Date:  May 17, 1999