Form 10-Q
period 1999-06-30
AMERICO LIFE INC
filed 1999-08-16
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                   Class and Title of                    Shares Outstanding
                      Capital Stock                     as of August 12, 1999
                      -------------                     ---------------------
              Common Stock $1.00 Par Value                      10,000

                 See notes to consolidated financial statements


                       AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                            June 30,               December 31,
                                                                              1999                     1998
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $838,482 and
       $914,672)                                                            $   844,728              $   876,594
     Available for sale, at market (amortized cost: $924,332 and
       $893,664)                                                                897,262                  925,191
   Equity securities, at market (cost: $58,768 and $42,201)                     109,148                   89,022
   Investment in equity subsidiaries                                             11,165                    9,669
   Mortgage loans on real estate, net                                           206,983                  190,074
   Investment real estate, net                                                   28,715                   28,606
   Policy loans                                                                 211,645                  210,173
   Other invested assets                                                         16,664                   17,066
                                                                            -----------              -----------
     Total investments                                                        2,326,310                2,346,395

Cash and cash equivalents                                                       111,607                   68,219
Accrued investment income                                                        31,963                   31,862
Amounts receivable from reinsurers                                            1,167,957                1,207,197
Amounts due from affiliates                                                       2,274                        -
Other receivables                                                                89,683                   36,529
Deferred policy acquisition costs                                               172,375                  131,574
Cost of business acquired                                                       235,281                  247,125
Other assets                                                                     43,309                   36,913
                                                                            -----------              -----------
     Total assets                                                           $ 4,180,759              $ 4,105,814
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,533,356              $ 2,501,113
Reserves for future policy benefits                                             819,864                  833,917
Unearned policy revenues                                                         50,187                   36,332
Policy and contract claims                                                       34,619                   45,467
Other policyholder funds                                                        115,452                  106,241
Notes payable                                                                   123,929                  132,533
Amounts payable to reinsurers                                                    50,127                   28,199
Deferred income taxes                                                            49,927                   63,600
Due to brokers                                                                   93,118                   36,275
Amounts due to affiliates                                                             -                    3,085
Other liabilities                                                                72,067                   61,872
                                                                            -----------              -----------
     Total liabilities                                                        3,942,646                3,848,634

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Accumulated other comprehensive income                                        36,931                   60,499
   Retained earnings                                                            197,427                  192,926
                                                                            -----------              -----------
     Total stockholder's equity                                                 238,113                  257,180
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,180,759              $ 4,105,814
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                           Three Months                        Six Months
                                                          Ended June 30,                     Ended June 30,
                                                       1999            1998               1999            1998
                                                       ----            ----               ----            ----
Income
Premiums and policy revenues                      $      55,036   $      55,781      $     114,137   $     109,753
Net investment income                                    59,380          55,640            117,812         111,727
Net realized investment gains (losses)                   (1,280)          5,755             (1,355)          6,216
Other income                                              1,440           6,026              3,117           7,110
                                                  -------------   -------------      -------------   -------------
   Total income                                         114,576         123,202            233,711         234,806

Benefits and Expenses
Policyholder benefits:
   Death benefits                                        28,353          25,702             64,929          55,601
   Interest credited on universal life and
annuity           products                               27,729          26,960             54,469          53,626
   Other policyholder benefits                           14,692          15,983             27,488          28,662
   Change in reserves for future policy benefits         (7,290)         (6,343)           (13,142)        (12,320)
Commissions                                               2,456           2,466              5,627           5,605
Amortization expense                                     17,233          17,348             36,091          32,481
Interest expense                                          2,971           2,988              5,939           5,973
Other operating expenses                                 21,555          21,398             44,702          42,510
                                                  -------------   -------------      -------------   -------------

   Total benefits and expenses                          107,699         106,502            226,103         212,138
                                                  -------------   -------------      -------------   -------------

   Income before provision for income taxes               6,877          16,700              7,608          22,668

Provision for income taxes                                2,142           5,671              2,107           7,570
                                                  -------------   -------------      -------------   -------------

     Net income                                   $       4,735   $      11,029      $       5,501   $      15,098
                                                  =============   =============      =============   =============

Net income per common share                       $      473.50    $   1,102.90       $     550.10    $   1,509.80
                                                   ============    ============       ============    ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                          Six Months
                                                                                        Ended June 30,
                                                                                  1999                     1998

Cash flows from operating activities
Net income                                                                    $     5,501              $    15,098
                                                                               ----------               ----------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
   Depreciation and amortization                                                   39,647                   35,209
   Deferred policy acquisition costs                                              (27,767)                 (20,327)
   Undistributed earnings of equity subsidiaries                                   (1,616)                  (1,165)
   Distribution of earnings from equity subsidiaries                                  120                    8,323
   Amortization of unrealized gains                                                (3,682)                     (52)
   (Increase) decrease in assets:
     Accrued investment income                                                       (100)                     233
     Amounts receivable from reinsurers                                            39,239                  (34,750)
     Other receivables                                                                690                    5,832
     Other assets, net of amortization expense                                     (8,614)                  (6,092)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                (42,354)                  13,372
     Reserves for future policy benefits and unearned policy revenues             (15,441)                 (26,081)
     Policy and contract claims                                                   (10,847)                   2,599
     Other policyholder funds                                                       9,211                   12,211
     Amounts payable to reinsurers                                                 21,928                    9,415
     Provision for deferred income taxes                                           (1,532)                   4,185
     Federal income taxes payable                                                      22                     (260)
     Amounts due to affiliates                                                     (5,360)                   1,361
     Other liabilities                                                             10,173                    1,270
   Net realized (gains) losses on investments sold                                  1,355                   (6,216)
   Gain on sale of subsidiary                                                           -                   (4,855)
   Amortization on bonds and mortgage loans                                         2,357                        -
   Other changes                                                                   (1,239)                   3,982
                                                                              ------------             -----------

     Total adjustments                                                              6,190                   (1,806)
                                                                              -----------              -----------

Net cash provided by operating activities                                          11,691                   13,292
                                                                              -----------              -----------



                      (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                              1999                     1998
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $  (213,523)             $  (121,694)
   Purchases of other investments                                               (72,490)                 (89,805)
   Mortgage loans originated                                                    (29,815)                 (29,727)
   Maturities or redemptions of fixed maturity investments                        6,697                   31,394
   Sales of fixed maturity available for sale investments                       207,435                  107,367
   Sales of equity securities                                                    55,076                   56,269
   Sales of other investments                                                         -                   13,256
   Sale of subsidiary, net of cash sold                                               -                   13,778
   Repayments from mortgage loans                                                13,005                   15,365
   Change in due to brokers                                                       2,342                   51,142
   Change in policy loans                                                        (1,472)                   3,786
                                                                            -----------              -----------
     Net cash provided (used) by investing activities                           (32,745)                  51,131
                                                                            -----------              -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                           198,242                  134,424
   Return of policyholder account balances                                     (123,644)                (138,356)
   Repayments of notes payable                                                   (9,156)                     (27)
   Dividends paid                                                                (1,000)                  (1,000)
                                                                            -----------              -----------
     Net cash provided (used) by financing activities                            64,442                   (4,959)
                                                                            -----------              -----------

Net increase in cash and cash equivalents                                        43,388                   59,464
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                 68,219                   36,859
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $   111,607              $    96,323
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1999 and 1998
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1998 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1998 consolidated financial statements. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the expected results for the full year 1999, nor the results experienced for the year 1998.

In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments and a related asset for assessments that may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this SOP did not have a material effect on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of this accounting standard will not have a significant impact on the consolidated financial statements of the Company.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 is as follows:

                                               Three Months     Three Months     Six Months           Six Months
                                                  Ended             Ended           Ended                Ended
                                               June 30, 1999     June 30, 1998   June 30, 1999       June 30, 1998
                                              -------------     -------------    ------------       -------------

Net income                                       $   4,735         $  11,029        $   5,501         $  15,098
Other comprehensive income (loss)                   (9,303)             (525)         (23,568)             (381)
                                                 ---------         ---------        ---------         ---------
Comprehensive income (loss)                      $  (4,568)        $  10,504        $ (18,067)        $  14,717
                                                 =========         =========        =========         =========

                       AMERICO LIFE, INC. AND SUBSIDIARIES

Following are the components of net unrealized investment gains (losses) which comprise accumulated other comprehensive income:

                                                                                                   Six Months
                                                       June 30,            December 31,               Ended
                                                         1999                  1998               June 30, 1999
                                                         ----                  ----               -------------
Investment securities:
    Fixed maturities available for sale               $  (27,070)           $   29,200             $  (56,270)
    Fixed maturities reclassified from
     available for sale to held to maturity               32,184                36,509                 (4,325)
    Equity securities                                     50,380                47,172                  3,208
                                                      ----------            ----------             ----------
                                                          55,494               112,881                (57,387)

Effect on other balance sheet accounts                       110               (21,019)                21,129
Deferred income taxes                                    (18,673)              (31,363)                12,690
                                                      ----------            ----------             ----------
    Net unrealized investment gains                   $   36,931            $   60,499             $  (23,568)
                                                      ==========            ==========             ==========

During the six months ended June 30, 1999, the Company paid dividends to Financial Holding Corporation ("FHC") totaling $1,000.

3.       COMMITMENTS AND CONTINGENCIES

The  Company's  subsidiary,   Great  Southern  Life  Insurance  Company  ("Great
Southern"), is a defendant in lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged for certain life insurance products. The Company and Great Southern also are defendants with other parties in a class action lawsuit brought by agents of one of Great Southern's general agents alleging that they were defrauded into surrendering renewal commissions in return for a promise of stock ownership in a company to be taken public at some point in the future. The Company and certain subsidiaries, including The College Life Insurance Company of America, also are defendants in a purported class action alleging various misrepresentations, deceptive practices and statutory violations in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The Company intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

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

                      Life Insurance          Asset             Non-Life          Reconciling        Consolidated
                        Operations         Accumulation         Insurance            Items              Totals
                                            Products           Investments
                                            Operations

                                                        Six months ended June 30,
                     ------------------------------------------------------------------------------------------------

                       1999     1998      1999      1998     1999      1998      1999     1998      1999      1998
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues             $203,428  $210,228 $ 19,520   $ 6,754   $ 3,225  $ 5,315   $ 7,538  $12,509  $233,711  $234,806

Income (loss)
  before income        23,887    31,535      898     1,380     2,259    4,656   (19,436)  (14,903)   7,608    22,668
  taxes


                                                       Three months ended June 30,
                     ------------------------------------------------------------------------------------------------

                       1999     1998      1999      1998     1999      1998      1999     1998      1999      1998
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues              $98,186  $105,501 $ 10,638   $ 3,540   $ 1,816  $ 4,047   $ 3,936  $10,114   $114,576  $123,202

Income (loss)
  before income        14,071    16,595      975       561     1,113    3,711    (9,282)   (4,167)   7,608    16,700
  taxes

Significant reconciling items shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

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

SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions):

                                          Life Insurance           Asset Accumulation               Non-Life
                                            Operations             Products Operations        Insurance Investments
                                      -----------------------    ------------------------    ------------------------

                                                                Six months ended June 30,
                                      -------------------------------------------------------------------------------

                                         1999        1998            1999        1998            1999        1998
                                         ----        ----            ----        ----            ----        ----

Revenues                                $203.4      $210.2           $19.5        $6.8            $3.2        $5.3
Income before income taxes                23.9        31.5             0.9         1.4             2.3         4.7


                                                               Three months ended June 30,
                                      -------------------------------------------------------------------------------

                                         1999        1998            1999        1998            1999        1998
                                         ----        ----            ----        ----            ----        ----

Revenues                                 $98.2      $105.5           $10.6        $3.5            $1.8        $4.0
Income before income taxes                14.1        16.6             1.0         0.6             1.1         3.7

     Life insurance operations. Income before income taxes for the six months ended June 30, 1999 was $23.9 million compared to $31.5 million for the six months ended June 30, 1998. This decrease in profits is primarily due to a $7.8 million increase in death benefits.

     Income before income taxes for the three months ended June 30, 1999 was $14.1 million compared to $16.6 million for the three months ended June 30, 1998. This decrease in profits is primarily due to a $2.5 million increase in death benefits.

     Asset accumulation products operations. Income before income taxes for the six and three month periods ended June 30, 1999 was comparable to the same periods in 1998.

     Non-life insurance investments. Income before income taxes for the six and three month periods ended June 30, 1999 decreased from the same periods in 1998 which included a $3.2 million gain from the sale of investment real estate in 1998.

     Significant reconciling items of the segment revenues and income before income taxes shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income,
(ii) operating expenses and (iii) net realized investment gains (losses). Income before income taxes for the six months and three months ended June 30, 1999 decreased from the same periods in 1998 due to a $4.9 million gain from the sale of a subsidiary in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Income before income taxes for the six months ended June 30, 1999 was $7.6 million compared to $22.7 million for the six months ended June 30, 1998. The primary reasons for the decrease were (i) a gain on the sale of Investors Guaranty Life Insurance Company ("Investors Guaranty") in 1998, (ii) higher death benefits and (iii) a decrease in net realized investment gains, offset by
(iv)  lower  advisory  and  data  processing  fees  paid  to  Financial  Holding
Corporation ("FHC"), (v) increased profitability of the Company's non-life insurance investments, and (vi) increased net investment income related to a reduction in the unrecovered ceding commission due an unaffiliated reinsurer (the "Reinsurer").

Premiums and policy revenues. Premiums and policy revenues totaled $114.1 million for the six months ended June 30, 1999 compared to $109.8 million for the six months ended June 30, 1998. Premiums from traditional life insurance business for the six months ended June 30, 1999 were comparable to the six months ended June 30, 1998. Policy revenues increased $5.2 million from 1998 to 1999. Policy revenues increased $3.5 million from asset accumulation business acquired in October of 1998 in conjunction with the Company acquiring the 50% of College Insurance Group, Inc. not previously owned and the recapture of business which was previously ceded to an unaffiliated insurance company.

Net investment income. Net investment income totaled $117.8 million for the six months ended June 30, 1999 compared to $111.7 million for the six months ended June 30, 1998. The increase in net investment income is primarily due to the acquisition of the asset accumulation business in October 1998. Net investment income also increased $1.6 million related to a reduction in the unrecovered ceding commission due the Reinsurer. In addition, income from non-life insurance investments increased $0.8 million.

Net realized investment gains. Net realized investment losses totaled $1.4 million for the six months ended June 30, 1999 compared to net realized investment gains of $6.2 million for the six months ended June 30, 1998. During 1998, the Company recorded gains of $3.2 million from the sale of investment real estate.

Other income. Other income totaled $3.1 million for the six months ended June 30, 1999 compared to $7.1 million for the six months ended June 30, 1998. In May 1998, the Company realized a gain of $4.9 million from the sale of Investors Guaranty.

Policyholder benefits. Policyholder benefits totaled $133.7 million for the six months ended June 30, 1999 compared to $125.6 million for the six months ended June 30, 1998. This increase resulted primarily from a $9.3 million increase in death benefits. Interest credited on universal life and annuity fund balances remained comparable between periods; however, (i) interest credited increased $7.4 million due to the acquisition of the asset accumulation business in October 1998, (ii) interest credited on the Company's closed block of annuity business decreased $3.6 million due to reduced fund values, and (iii) interest credited on other interest-sensitive products decreased due to a reduction in rates made in response to market conditions. The decrease in interest credited on the Company's closed block of annuity business was offset by the related decrease in net investment income earned on the reduced fund values of the annuity business

Amortization expense. Amortization expense totaled $36.1 million for the six months ended June 30, 1999 compared to $32.5 million for the six months ended June 30, 1998. Amortization expense increased $3.6 million primarily due to increased amortization of deferred policy acquisition costs on Great Southern's universal life insurance business.

Other operating expenses. Other operating expenses totaled $44.7 million for the six months ended June 30, 1999 compared to $42.5 million for the six months ended June 30, 1998.

The increase in other operating expenses results primarily from the expenses associated with marketing entities purchased and insurance business acquired in October 1998. The increased marketing expenses were partially offset by external revenues of the marketing entities and a reduction in commissions expense as a result of the elimination of commissions which the Company was paying to these entities prior to their acquisition.

In addition, the Company amended its advisory agreement and its data processing agreement with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC, resulting in a $1.3 million decrease in other operating expenses in 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Income before income taxes for the three months ended June 30, 1999 was $6.9 million compared to $16.7 million for the three months ended June 30, 1998. The primary reasons for the decrease were (i) a decrease in realized investment gains, (ii) higher death benefits and (iii) a gain on the sale of Investors Guaranty in May 1998, offset by (iv) lower advisory and data processing fees paid to FHC, and (v) increased net investment income related to a reduction in the unrecovered ceding commission due the Reinsurer.

Premiums and policy revenues. Premiums and policy revenues totaled $55.0 million for the three months ended June 30, 1999 compared to $55.8 million for the three months ended June 30, 1998. Premiums from traditional life insurance business for the three months ended June 30, 1999 were comparable to the three months ended June 30, 1998. Policy revenues decreased $0.4 million from 1998 to 1999. Policy revenues increased $2.2 million from asset accumulation business acquired in October of 1998 in conjunction with the Company acquiring the 50% of College Insurance Group, Inc. not previously owned and the recapture of business which was previously ceded to an unaffiliated insurance company. This increase was offset by a $1.7 million decrease in surrender charges from a closed block of annuity business.

Net investment income. Net investment income totaled $59.4 million for the three months ended June 30, 1999 compared to $55.6 million for the three months ended June 30, 1998. This increase was primarily due to the acquisition of the asset accumulation business in October 1998. Net investment income also increased $1.1 million related to a reduction in the unrecovered ceding commission due the Reinsurer.

Net realized investment gains. Net realized investment losses totaled $1.3 million for the three months ended June 30, 1999 compared to net realized investment gains of $5.8 million for the three months ended June 30, 1998. During 1998, the Company recorded gains of $3.2 million from the sale of investment real estate.

Other income. Other income totaled $1.4 million for the three months ended June 30, 1999 compared to $6.0 million for the three months ended June 30, 1998. In May 1998, the Company realized a gain of $4.9 million from the sale of Investors Guaranty.

Policyholder benefits. Policyholder benefits totaled $63.5 million for the three months ended June 30, 1999 compared to $62.3 million for the three months ended June 30, 1998. This increase resulted primarily from a $2.7 million increase in death benefits. Interest credited on universal life and annuity fund balances remained comparable between periods; however, (i) interest credited increased $4.1 million due to the acquisition of the asset accumulation business in October 1998, (ii) interest credited on the Company's closed block of annuity business decreased $1.5 million due to reduced fund values, and (iii) interest credited on other interest-sensitive products decreased due to a reduction in rates made in response to market conditions. The decrease in interest credited on the Company's closed block of annuity business was offset by the related decrease in net investment income earned on the reduced fund values of the annuity business.

Other operating expenses. Other operating expenses totaled $21.5 million for the three months ended June 30, 1999 compared to $21.4 million for the three months ended June 30, 1998.

The increase in other operating expenses results primarily from the expenses associated with marketing entities purchased and insurance business acquired in October 1998. The increased marketing expenses were partially offset by external revenues of the marketing entities and a reduction in commissions expense as a result of the elimination of commissions which the Company was paying to these entities prior to their acquisition.

In addition, the Company amended its advisory agreement and its data processing agreement with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC, resulting in a $1.7 million decrease in other operating expenses in 1999.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1998 to June 30, 1999 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at June 30, 1999 remained consistent with December 31, 1998. Non-investment grade securities totaled less than 0.2% of the Company's total fixed maturity investments at June 30, 1999. The Company has not made any significant changes to its investment philosophy during 1999.

The Company's net unrealized investment gains decreased $23.6 million during the first six months of 1999. A $60.6 million decrease in the gross unrealized investment gains on the Company's fixed maturity investment securities due to a market value decline were offset by a $3.2 million increase in the gross unrealized investment gains on equity securities. The components of the change during the six months ended June 30, 1999 were (in millions):

Gross unrealized investment gains                                               $   (57.4)
Effect on insurance assets and liabilities                                           21.1
Deferred income tax effect                                                           12.7
                                                                                ---------
                                                                                $   (23.6)

During the three months ended June 30, 1999, changes in the interest rate environment did not adversely affect the Company's financial condition. These rate changes did not materially affect disclosures included in the Company's December 31, 1998 Form 10-K regarding the Company's exposure to market risk.

YEAR 2000 READINESS

Many existing computer programs were designed and developed without regard to the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

The Company has developed a comprehensive Year 2000 plan that management believes has identified potential processing issues and allow the Company to take any necessary corrective actions before problems arise. A committee, comprised of a cross section of key employees from all business areas, was formed to execute, test and implement the remediation plan. The Company's remediation plan is comprised of six phases. These phases are (i) a complete inventory of systems which the Company utilizes, (ii) an initial assessment of Year 2000 preparedness for each identified system, (iii) the development of a plan to remediate appropriate systems, (iv) the remediation of systems, (v) the testing of systems, and (vi) the implementation into production of systems. Because the Company's administration systems are outsourced to a third party vendor, the Company is coordinating the Year 2000 plan with its outsource provider. This provider has contractual responsibility for the Year 2000 remediations of the Company's administration systems.

The Company met its milestone of having all administration systems prepared for Year 2000 processing by December 31, 1998. These systems are used by the Company to process its insurance business, including premium receipts and claim payments. Currently, all administrative systems have been renovated and the Company, working with it's outsource provider, has tested all Year 2000 remediations and has placed these tested systems into production use. All internal and corporate systems, such as file servers and desktop systems, are now scheduled to be Year 2000 ready by September 30, 1999. Approximately 95% of these systems have been assessed for Year 2000 readiness and substantially all of these are believed to be Year 2000 ready. The Company's imbedded systems, such as phone switches, will be upgraded, as necessary, during 1999. The affected systems have been identified. If the Company fails to successfully complete a significant portion of the Year 2000 plan, such failure may have a material adverse impact on the Company's financial condition. Currently, management considers the possibility of such a failure to be unlikely; however, contingency plans are being developed for critical business processes in the event that our business partners are unable to meet their Year 2000 preparedness commitments.

A major part of the Company's Year 2000 plan relates to other business entities on which the Company is reliant to conduct its operations. The aforementioned Year 2000 committee has identified key business partners, customers, vendors and suppliers to participate in a survey program. These business entities are comprised of entities which impact many companies across the country in varied industries, as well as entities with more limited customers. Entities serving customers nationwide include the federal government, the banking system, the postal service, national brokerage firms, stock exchanges, and national overnight delivery providers. Local entities include the Company's reinsurers, banks, computer hardware vendors, payroll processor, public utilities and phone companies. After identifying the entities, the Company sent surveys to each requesting information related to Year 2000 readiness. Management developed a database to track survey responses and is monitoring key business partners with follow-up requests to ensure that these entities are meeting their remediation plan timetables. If the Company believes a problem may exist, an appropriate contingency plan will be developed to minimize any effect on the Company. The Company is specifically reliant upon the federal government for various functions including mail delivery of customer correspondence, national banking activities and electronic list bill premium processing for government employees. The federal government's policy is to not respond to Year 2000 surveys, so the Company, like most organizations, has assumed the operations of the federal government will not be significantly affected by Year 2000 problems. If problems do arise, the operations of the Company may be materially adversely impacted.

The Company incurred expense through June 1999 related to this project is $200,000. It is expected additional expenses will total $250,000 during 1999. As these expenses are not significant to the Company's overall information technology budget, this remediation plan will be funded from the Company's normal operating cash flows. The remediation costs are nominal due to the Company's service agreement with its third party provider. At this point in time, other information systems projects have not suffered due to Year 2000 compliance efforts so as not to have an adverse effect on the Company's operations.

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

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties. Included among those matters was Gularte v. Fremont Life Insurance Co., et. al., Los Angeles Superior Court, Los Angeles, California. On August 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants.

On July 2, 1999, a purported class action lawsuit (Notzon v. The College Life Insurance Company of America, et. al., 111th District Court, Webb County, Texas) was filed against the Company, The College Life Insurance Company of America and several of its officers, directors and other affiliated parties, several other subsidiaries of the Company and several other defendants. Plaintiff's claims against the various defendants include allegations of various misrepresentations, deceptive trade practices and statutory violations in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The suit seeks actual, rescissory, treble and punitive damages, as well as injunctive and declaratory relief. On August 5, 1999, the suit was removed to the U.S. District Court for the Southern District of Texas, Laredo Division. The Company denies plaintiff's allegations of wrongdoing and intends to vigorously defend itself.

On August 5, 1999, Great Southern was served with a summons and first amended complaint in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Alexander v. Fremont General Corporation, Fremont Life Insurance Co. and Great Southern Life Insurance Co.). Plaintiff alleges misrepresentations and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed or issued by Fremont Life Insurance Company, and which were subsequently assumed by Great Southern. The suit seeks actual and punitive damages, as well as injunctive and restitutionary relief. Great Southern denies plaintiff's allegations of wrongdoing and intends to vigorously defend itself.

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

4.7* Amended and Restated Surplus Debenture No. 007, dated January 1, 1999, in the amount of $30,880,000 made by United Fidelity Life Insurance Company payable to the Registrant.

27        Financial Data Schedule.

-------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended June 30, 1999.

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


Date:  August 13, 1999