Form 10-Q
period 1999-09-30
AMERICO LIFE INC
filed 1999-11-15
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1999 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class and Title of                          Shares Outstanding
              Capital Stock                          as of November 12, 1999
              -------------                          -----------------------
         Common Stock $1.00 Par Value                        10,000

                                      2
                 AMERICO LIFE, INC. AND SUBSIDIARIESCONSOLIDATED
                     BALANCE SHEET(In thousands - unaudited)


                                                                          September 30,            December 31,
                                                                              1999                     1998
                                                                              ----                     ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $855,761 and
       $914,672)                                                            $   877,441              $   876,594
     Available for sale, at market (amortized cost: $916,988 and
       $893,664)                                                                882,248                  925,191
   Equity securities, at market (cost: $49,262 and $42,201)                      90,804                   89,022
   Investment in equity subsidiaries                                             11,785                    9,669
   Mortgage loans on real estate, net                                           212,185                  190,074
   Investment real estate, net                                                   28,874                   28,606
   Policy loans                                                                 212,485                  210,173
   Other invested assets                                                         18,709                   17,066
                                                                            -----------              -----------
     Total investments                                                        2,334,531                2,346,395

Cash and cash equivalents                                                       109,666                   68,219
Accrued investment income                                                        35,219                   31,862
Amounts receivable from reinsurers                                            1,142,130                1,207,197
Other receivables                                                                76,906                   36,529
Deferred policy acquisition costs                                               187,023                  131,574
Cost of business acquired                                                       227,404                  247,125
Amounts due from affiliate                                                        2,414                        -
Other assets                                                                     47,186                   36,913
                                                                            -----------              -----------
     Total assets                                                           $ 4,162,479              $ 4,105,814
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,560,306              $ 2,501,113
Reserves for future policy benefits                                             829,024                  833,917
Unearned policy revenues                                                         53,004                   36,332
Policy and contract claims                                                       37,329                   45,467
Other policyholder funds                                                        121,547                  106,241
Notes payable                                                                   123,463                  132,533
Amounts payable to reinsurers                                                    33,138                   28,199
Deferred income taxes                                                            45,414                   63,600
Due to broker                                                                    69,223                   36,275
Amounts due to affiliates                                                             -                    3,085
Other liabilities                                                                58,674                   61,872
                                                                            -----------              -----------
     Total liabilities                                                        3,931,122                3,848,634

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Accumulated other comprehensive income                                        27,307                   60,499
   Retained earnings                                                            200,295                  192,926
                                                                            -----------              -----------
     Total stockholder's equity                                                 231,357                  257,180
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,162,479              $ 4,105,814
                                                                            ===========              ===========

                       See notes to financial consolidated statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)


                                                           Three months                       Nine months
                                                       Ended September 30,                Ended September 30,
                                                       1999            1998               1999            1998
Income
Premiums and policy revenues                      $      56,024   $      51,714      $     170,161   $     161,467
Net investment income                                    57,358          55,440            175,170         167,167
Net realized investment gains (losses)                     (826)          2,102             (2,181)          8,318
Other income                                              1,486           2,213              4,603           9,323
                                                  -------------   -------------      -------------   -------------
   Total income                                         114,042         111,469            347,753         346,275

Benefits and expenses
Policyholder benefits:
   Death benefits                                        29,591          26,427             94,520          82,028
   Interest credited on universal life and
annuity           products                               28,210          25,495             82,679          79,121
   Other policyholder benefits                           11,503          13,581             38,991          42,243
   Change in reserves for future policy benefits         (3,710)         (5,580)           (16,852)        (17,900)
Commissions                                                 924           3,480              6,551           9,085
Amortization expense                                     19,315          28,037             55,406          60,518
Interest expense                                          2,866           3,098              8,805           9,071
Other operating expenses                                 21,039          21,157             65,741          63,667
                                                  -------------   -------------      -------------   -------------

   Total benefits and expenses                          109,738         115,695            335,841         327,833
                                                  -------------   -------------      -------------   -------------

   Income (loss) before provision for
        income taxes                                      4,304          (4,226)            11,912          18,442

Provision for income taxes                                  936          (2,004)             3,043           5,566
                                                  -------------   -------------      -------------   -------------

     Net income (loss)                            $       3,368   $      (2,222)     $       8,869   $      12,876
                                                  =============   =============      =============   =============

Net income (loss) per common share                $      336.80   $     (222.20)     $      886.90   $    1,287.60
                                                  =============   =============      =============   =============

                       See notes to financial consolidated statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                1999                     1998
                                                                                ----                     ----
Cash flows from operating activities
Net income                                                                    $     8,869              $    12,876
                                                                               ----------               ----------

Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                   50,646                   64,099
   Deferred policy acquisition costs                                              (45,513)                 (28,908)
   Undistributed earnings of equity subsidiaries                                   (2,235)                  (1,623)
   Distribution of earnings from equity subsidiaries                                  120                    8,323
   Amortization of unrealized gains                                                (5,448)                    (866)
   (Increase) decrease in assets:
     Accrued investment income                                                     (3,357)                  (2,502)
     Amounts receivable from reinsurers                                            59,741                   60,424
     Other receivables                                                               (477)                 (14,751)
     Other assets, net of amortization expense                                     (3,996)                  (8,680)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                (73,870)                  31,417
     Reserves for future policy benefits and unearned policy revenues              (5,612)                 (47,969)
     Policy and contract claims                                                    (8,138)                  (1,197)
     Other policyholder funds                                                      15,306                   16,226
     Amounts payable to reinsurers                                                  4,940                    4,989
     Provision for deferred income taxes                                             (278)                   4,164
     Federal income tax payable                                                      (668)                    (380)
     Amounts due to affiliates                                                     (5,499)                 (13,631)
     Other liabilities                                                             (3,197)                 (10,247)
   Net realized losses (gains) on investments sold                                  2,181                   (8,318)
   Gain on sale of subsidiary                                                           -                   (4,855)
   Amortization on bonds and mortgage loans                                         2,215                      522
   Other changes                                                                   (7,311)                  (4,485)
                                                                              -----------              -----------

     Total adjustments                                                            (30,450)                  41,752
                                                                              -----------              -----------

Net cash provided (used) by operating activities                                  (21,581)                  54,628
                                                                              -----------              -----------



                                                                  (Continued)

                    See notes to financial consolidated statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                       Nine Months
                                                                                    Ended September 30
                                                                              1999                     1998
                                                                              ----                     ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $  (297,107)             $  (227,174)
   Purchases of other investments                                              (101,492)                (104,929)
   Mortgage loans originated                                                    (39,598)                 (44,207)
   Maturities or redemptions of fixed maturity investments                       14,950                   32,378
   Sales of fixed maturity available for sale investments                       256,967                  171,397
   Sales of equity securities                                                    91,812                   92,296
   Sales of other investments                                                         -                   13,256
   Sale of subsidiary, net of cash sold                                               -                   13,778
   Repayments from mortgage loans                                                17,878                   18,333
   Change in due to brokers                                                      (5,876)                  17,386
   Change in policy loans                                                        (2,313)                   5,452
                                                                            -----------              -----------
     Net cash used by investing activities                                      (64,779)                 (12,034)
                                                                            -----------              -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                           320,662                  197,096
   Return of policyholder account balances                                     (182,275)                (201,888)
   Repayments of notes payable                                                   (9,080)                     (69)
   Dividends paid                                                                (1,500)                  (1,500)
                                                                            -----------              -----------
     Net cash provided (used) by financing activities                           127,807                   (6,361)
                                                                            -----------              -----------

Net increase in cash and cash equivalents                                        41,447                   36,233
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                 68,219                   36,858
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $   109,666              $    73,091
                                                                            ===========              ===========

                        See notes to financial consolidated statements

                                                        11
                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1999 and 1998 (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1998 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1998 consolidated financial statements. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the expected results for the full year 1999, nor the results experienced for the year 1998.

In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments and a related asset for assessments that may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this SOP did not have a material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of this accounting standard is not expected to have a significant impact on the Company's consolidated financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                   1999             1998              1999             1998
Net income (loss)                                $   3,368         $  (2,222)       $   8,869         $  12,876
Other comprehensive losses                          (9,624)           (1,107)         (33,192)           (1,488)
                                                 ---------         ---------        ---------         ---------
Comprehensive income (loss)                      $  (6,256)        $  (3,329)       $ (24,323)        $  11,388
                                                 =========         =========        =========         =========

                       AMERICO LIFE, INC. AND SUBSIDIARIES

Following are the components of net unrealized investment gains (losses) which comprise accumulated other comprehensive income:

                                                                                                   Nine Months
                                                    September 30,          December 31,               Ended
                                                         1999                  1998            September 30, 1999
                                                         ----                  ----            ------------------
Investment securities:
    Fixed maturities available for sale               $   (34,740)          $    29,200            $   (63,940)
    Fixed maturities reclassified from
available for sale to held to maturity                     30,872                36,509                 (5,637)
Equity securities                                          41,542                47,172                 (5,630)
                                                      -----------           -----------            -----------
                                                           37,674               112,881                (75,207)

Effect on other balance sheet accounts                      3,123               (21,019)                24,142
Deferred income taxes                                     (13,490)              (31,363)                17,873
                                                      -----------           -----------            -----------
    Net unrealized investment gains                   $    27,307           $    60,499            $   (33,192)
                                                      ===========           ===========            ===========

During the nine months ended September 30, 1999, the Company paid dividends to Financial Holding Corporation (FHC) totaling $1,500.

3.       COMMITMENTS AND CONTINGENCIES

Two of the Company's subsidiaries, Great Southern Life Insurance Company ("Great Southern") and The College Life Insurance Company of America ("College"), are defendants in lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged for certain life insurance products. The Company and Great Southern are also defendants with other parties in a class action lawsuit brought by agents of one of Great Southern's general agents alleging that they were defrauded into surrendering renewal commissions in return for a promise of stock ownership in a company to be taken public at some point in the future. The Company and certain subsidiaries, including College, also are defendants in a purported class action alleging various misrepresentations, deceptive practices and statutory violations in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The Company intends to defend these cases vigorously. The amount of any liability that may arise as a result of these cases, if any, cannot be reasonably estimated at this time and no provision for loss has been made in the accompanying financial statements.

4.        SEGMENT INFORMATION

The table below presents information about the reported revenues and income before provision for income taxes for the Company's reportable segments as defined in the Company's December 31, 1998 Form 10-K. Asset information by segment is not reported, because the Company does not produce such information internally.

                      Life Insurance          Asset             Non-Life          Reconciling        Consolidated
                        Operations         Accumulation         Insurance            Items              Totals
                                            Products           Investments
                                            Operations

                                                     Nine months ended September 30,
                     ------------------------------------------------------------------------------------------------

                       1999     1998      1999      1998     1999      1998      1999     1998      1999      1998
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues             $299,564  $312,364  $30,360  $ 10,711   $ 4,740  $ 6,408  $ 13,089  $16,792   $347,753  $346,275

Income (loss)
  before income        33,828    44,852      (80)    1,850     3,263    5,537   (25,099)  (33,797)  11,912    18,442
  taxes

                                                    Three months ended September 30,
                     ------------------------------------------------------------------------------------------------

                       1999     1998      1999      1998     1999      1998      1999     1998      1999      1998
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues             $ 96,136  $102,136  $ 10,840   $ 3,957   $ 1,515  $ 1,093   $ 5,551   $ 4,283 $114,042  $111,469

Income (loss)
  before income         9,941    13,317     (978)      470     1,004      881    (5,663)  (18,894)   4,304    (4,226)
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

SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions):

                                          Life Insurance           Asset Accumulation               Non-Life
                                            Operations             Products Operations        Insurance Investments
                                      -----------------------    ------------------------    ------------------------

                                                             Nine months ended September 30,
                                      -------------------------------------------------------------------------------

                                         1999        1998            1999        1998            1999        1998
                                         ----        ----            ----        ----            ----        ----

Revenues                                $299.6      $312.4           $30.4       $10.7            $4.7        $6.4
Income before income taxes                33.8        44.9            (0.1)        1.9             3.3         5.5


                                                             Three months ended September 30,
                                      -------------------------------------------------------------------------------

                                         1999        1998            1999        1998            1999        1998
                                         ----        ----            ----        ----            ----        ----

Revenues                                 $96.3      $102.1           $10.8        $4.0            $1.5        $1.1
Income before income taxes                 9.9        13.3            (1.0)        0.5             1.0         0.9

Life insurance operations. Income before income taxes for the nine months ended September 30, 1999 was $33.8 million compared to $44.9 million for the nine months ended September 30, 1998. This decrease in profits is primarily due to a $11.9 million increase in death benefits.

Income before income taxes for the three months ended September 30, 1999 was $9.9 million compared to $13.3 million for the three months ended September 30, 1998. This decrease in profits is primarily due to a $2.7 million increase in death benefits.

Asset accumulation products operations. Income before income taxes for the nine and three month periods ended September 30, 1999 was comparable to the same periods in 1998.

Non-life insurance investments. Income before income taxes for the nine month period ended September 30, 1999 decreased from the same period in 1998 due to a $3.2 million gain from the sale of investment real estate in June 1998. Income before income taxes for the three month period ended September 30, 1999 was comparable to the same period in 1998.

Reconciling items. Significant reconciling items of the segment revenues and income before income taxes shown in Note 4 to the consolidated financial statements which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

Losses before income taxes for the nine month period ended September 30, 1999 decreased from the same periods in 1998 due to a (i) a $10.5 million increase in net realized investment losses offset by a related $9.8 million decrease in amortization expense, (ii) a $2.5 million increase in net investment income related to a reduction in the unrecovered ceding commission due to an unaffiliated reinsurer (the "Reinsurer"), and (iii) a $5.0 million decrease in advisory and data processing fees paid to FHC, offset by (iv) a $4.9 million gain from the sale of a subsidiary in 1998.

Losses before income taxes for the three month period ended September 30, 1999 decreased from the same periods in 1998 due to (i) a $2.9 million increase in net realized investment losses offset by a related $9.8 million decrease in amortization expense, (ii) a $0.8 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, and (iii) a $2.1 million decrease in advisory and data processing fees paid to FHC.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Income before income taxes for the nine months ended September 30, 1999 was $11.9 million compared to $18.4 million for the nine months ended September 30, 1998. The primary reasons for the decrease, were (i) a gain on the sale of Investors Guaranty Life Insurance Company ("Investors Guaranty") in 1998, and
(ii) higher death benefits in 1999, partially offset by (iii) lower advisory and data processing fees paid to FHC in 1999, and (iv) increased net investment income in 1999 related to a reduction in the unrecovered ceding commission due an unaffiliated reinsurer (the "Reinsurer"). Net realized investment gains in 1998 includes $9.8 million of gains on sales from investments held by the Reinsurer. The effect on income before income taxes of these gains was offset by $9.8 million of amortization expense relating to these gains.

Premiums and policy revenues. Premiums and policy revenues totaled $170.2 million for the nine months ended September 30, 1999 compared to $161.5 million for the nine months ended September 30, 1998. Premiums from traditional life insurance business for the nine months ended September 30, 1999 were comparable to the nine months ended September 30, 1998. Policy revenues increased $10.1 million from 1998 to 1999. Of this increase, $6.0 million resulted from asset accumulation business acquired in October of 1998 in conjunction with the Company acquiring the 50% of College Insurance Group, Inc. ("CIG") not previously owned and the recapture of business which was previously ceded to an unaffiliated insurance company. In addition, administrative charges on the Company's universal life insurance business increased $4.9 million. The increase in these charges was offset by increased amortization expense on this block of business. These increases were offset by a $3.7 million decrease in surrender charges from a closed block of annuity business.

Net investment income. Net investment income totaled $175.2 million for the nine months ended September 30, 1999 compared to $167.2 million for the nine months ended September 30, 1998. Net investment income increased due to (i) an increase in net investment income on the Company's bond portfolio, (ii) a $1.5 million increase in mortgage loan net investment income, and (iii) a $2.5 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, offset by a $9.4 million decrease in net investment income on investments held by the Reinsurer.

The increase related to the Company's bond portfolio is primarily due to increased assets owned resulting from the acquisition of the asset accumulation business in October 1998.

The increase related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $185.9 million in 1998 to $214.1 million in 1999. This increase is offset by a decrease in the average yield of the portfolio from 1998 to 1999.

The decrease related to investments held by the Reinsurer is due primarily to a $5.6 million decrease in net investment income on a closed block of annuity business. The interest credited on fund values for this business decreased $3.7 million.

Net realized investment gains (losses). Net realized investment losses totaled $2.2 million for the nine months ended September 30, 1999 compared to net realized investment gains of $8.3 million for the nine months ended September 30, 1998. During 1998, the Company recorded gains of $3.2 from the sale of investment real estate. Also, the Company realized gains of $9.8 million in 1998 on sales of investments held by the Reinsurer. As described below, the sale of investments held by the Reinsurer resulted in increased amortization of cost of business acquired assets. Excluding the $9.8 million of gains described above, the Company realized losses of $1.5 million in 1998 compared to losses of $2.2 million in 1999. There were no sales of investments held by Reinsurer in 1999 and no impact on amortization from other gains realized in 1999.

Other income. Other income totaled $4.6 million for the nine months ended September 30, 1999 compared to $9.3 million for the nine months ended September 30, 1998. In May 1998, the Company realized a gain of $4.9 million from the sale of Investors Guaranty.

Policyholder benefits. Policyholder benefits totaled $199.3 million for the nine months ended September 30, 1999 compared to $185.5 million for the nine months ended September 30, 1998. This increase resulted primarily from a $12.5 million increase in death benefits. Interest credited on universal life and annuity fund balances also increased $3.5 million. The increase in interest credited is comprised of (i) a $12.5 million increase in interest credited on fund balances related to asset accumulation business acquired in October 1998, offset by (ii) a $5.6 million decrease in interest credited on a closed block of annuity business due to reduced fund values and (iii) a decrease in interest credited on other interest-sensitive products due to a reduction in rates made in response to market conditions. The decrease in interest credited on the closed block of annuity business was offset by the related decrease in net investment income earned.

Amortization expense. Amortization expense totaled $55.4 million for the nine months ended September 30, 1999 compared to $60.5 million for the nine months ended September 30, 1998. Amortization expense decreased $5.1 million primarily due to amortization expense related to realized gains in 1998 on sales from a bond portfolio held by the Reinsurer. The amortization expense in 1998 related to the realized bond gains totaled $9.8 million, offsetting the effect on income before taxes of the realized gains. Excluding the amortization expense related to these gains, amortization expense increased $4.7 primarily due to the Copmany's universal life insurance business.

Other operating expenses. Other operating expenses totaled $65.7 million for the nine months ended September 30, 1999 compared to $63.7 million for the nine months ended September 30, 1998.

Other operating expenses increased in 1998 due to the acquisition of the 50% of CIG not previously owned and the recapture of business which was previously ceded to an unaffilited insurance company. The increased marketing expenses of CIG were partially offset by external revenues of the acquired entities and a reduction in commission expense as a result of the elimination of commissions which the Company was paying to these entities prior to their acquisition.


The Company amended its advisory agreement and its data processing agreement with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC, resulting in a $5.0 million decrease in other operating expenses in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Income before income taxes for the three months ended September 30, 1999 was $4.3 million compared to a loss of $4.2 million for the three months ended September 30, 1998. The primary reasons for the increase in profit from 1998 to 1999 were (i) a decrease in realized investment losses, (ii) lower advisory and data processing fees paid to FHC and (iii) increased net investment income related to a reduction in the unrecovered ceding commission due the Reinsurer, offset by (iv) higher death benefits. Net realized investment gains in 1998 includes $9.8 million of gains on sales from investments held by the Reinsurer. The effect on income before income taxes of these gains was offset by $9.8 million of amortization expense relating to those gains. Therefore, the effect on income before income taxes from net realized investment losses in 1998 was $7.7 million.

Premiums and policy revenues. Premiums and policy revenues totaled $56.0 million for the three months ended September 30, 1999 compared to $51.7 million for the three months ended September 30, 1998. Premiums from traditional life insurance business for the three months ended September 30, 1999 were comparable to the three months ended September 30, 1998. Policy revenues increased $4.8 million from 1998 to 1999. Policy revenues increased $2.4 million from asset accumulation business acquired in October of 1998 in conjunction with the Company acquiring the 50% of College Insurance Group, Inc. not previously owned and the recapture of business which was previously ceded to an unaffiliated insurance company.

Net investment income. Net investment income totaled $57.4 million for the three months ended September 30, 1999 compared to $55.4 million for the three months ended September 30, 1998. Net investment income increased due to (i) an increase in net investment income on the Company's bond portfolio, (ii) a $0.9 million increase in mortgage loan net investment income, and (iii) a $0.9 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, offset by (iv) a $4.0 million decrease in net investment income on investments held by the Reinsurer.

The increase in net investment income related to the Company's bond portfolio is primarily due to increased assets owned resulting from the acquisition of the asset accumulation business in October 1998.

The increase related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $192.6 million in 1998 to $224.7 million in 1999. This increase was offset by a decrease in the average yield of the portfolio from 1998 to 1999.

The decrease related to investments held by the Reinsurer is due primarily to a $2.1 million decrease in net investment income on a closed block of annuity business. The interest credited on fund values for this business decreased $1.5 million.

Net realized investment gain (losses). Net realized investment losses totaled $0.8 million for the three months ended September 30, 1999 compared to net realized investment gains of $2.1 million for the three months ended September 30, 1998. During 1998, the Company realized gains of $9.8 million on sales of investments held by the Reinsurer. Excluding the $9.8 million of gains described above, the Company realized losses of $7.7 million in 1998 compared to losses of $0.8 million in 1999. These remaining losses relate to sales of bonds and common stock investments.

Policyholder benefits. Policyholder benefits totaled $65.6 million for the three months ended September 30, 1999 compared to $59.9 million for the three months ended September 30, 1998. This increase resulted from a (i) $3.2 million increase in death benefits and (ii) a $3.1 million increase in interest credited on universal life and annuity fund balances. Interest credited on fund balances increased $4.9 million due to the acquisition of the asset accumulation business in October 1998.

Amortization expense. Amortization expense totaled $19.3 million for the three months ended September 30, 1999 compared to $28.0 million for the three months ended September 30, 1998. Amortization expense decreased primarily due to realized gains in 1998 on sales from a bond portfolio held by the Reinsurer. The increase in amortization expense in 1998 related to the realized bond gains totaled $9.8 million, offsetting the effect on income before taxes of the realized gains. Excluding the amortization expense related to these gains, amortization expense was comparable between quarters.

Other operating expenses. Other operating expenses totaled $21.0 million for the three months ended September 30, 1999 compared to $21.2 million for the three months ended September 30, 1998.

Other operating expenses increased due to the expenses associated with the acquisition of CIG and related entities as described above. The increased marketing expenses were partially offset by external revenues of the acquired entities and a reduction in commission expense as a result of the elimination of commissions which the Company was paying to these entities prior to their acquisition.

Offsetting the increase above, the Company amended its advisory agreement and its data processing agreement with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC, resulting in a $1.7 million decrease in other operating expenses in 1999.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1998 to September 30, 1999 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at September 30, 1999 remained consistent with December 31, 1998. Non-investment grade securities totaled less than 0.2% of the Company's total fixed maturity investments at September 30, 1999. The Company has not made any significant changes to its investment philosophy during 1999.

The Company's net unrealized investment gains decreased $33.2 million during the first nine months of 1999. The gross unrealized investment gains on the Company's fixed maturity investment securities decreased $69.6 million due to a market value decline and the gross unrealized investment gains on equity securities decreased $5.6 million. The components of the change during the nine months ended September 30, 1999 were (in millions):

Gross unrealized investment gains                       $   (75.2)
Effect on insurance assets and liabilities                   24.1
Deferred income tax effect                                   17.9
                                                        ---------
                                                        $   (33.2)

During the nine months ended September 30, 1999, changes in the interest rate environment did not adversely affect the Company's position. These rate changes did not materially affect disclosures included in the Company's December 31, 1998 Form 10-K regarding the Company's exposure to market risk.

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

The Company met its milestone of having all administration systems prepared for Year 2000 processing by December 31, 1998. These systems are used by the Company to process its insurance business, including premium receipts and claim payments. Currently, all administrative systems have been renovated and the Company, working with it's outsource provider, has tested all Year 2000 remediations and has placed these tested systems into production use. All internal and corporate systems, such as file servers and desktop systems, are now in the final stages of testing and are being upgraded or replaced when necessary for Year 2000 readiness. This will be completed by November 30, 1999. The Company's imbedded systems, such as phone switches, have been upgraded based on the appropriate vendors recommendation and are believed to be completely Year 2000 ready. If the Company fails to successfully complete a significant portion of the Year 2000 plan, such failure may have a material adverse impact on the Company's financial condition. Currently, management considers the possibility of such a failure to be unlikely; however, contingency plans have been developed and are under constant review for critical business processes and functions in the event that they or our business partners are unable to meet their Year 2000 preparedness commitments.

A major part of the Company's Year 2000 plan relates to other business entities on which the Company is reliant to conduct its operations. The aforementioned Year 2000 committee has identified key business partners, customers, vendors and suppliers to participate in a survey program. These business entities are comprised of entities which impact many companies across the country in varied industries, as well as entities with more limited customers. Entities serving customers nationwide include the federal government, the banking system, the postal service, national brokerage firms, stock exchanges, and national overnight delivery providers. Local entities include the Company's reinsurers, banks, computer hardware vendors, payroll processor, public utilities and phone companies. After identifying the entities, the Company sent surveys to each requesting information related to Year 2000 readiness. Management developed a database to track survey responses and is monitoring key business partners with follow-up requests to ensure that these entities are meeting their remediation plan timetables. If the Company believes a problem may exist, an appropriate contingency plan will be developed to minimize any effect on the Company. The Company is specifically reliant upon the federal government for various functions including mail delivery of customer correspondence, national banking activities and electronic list bill premium processing for government employees. The federal government's policy is to not respond to specific Year 2000 surveys, so the Company, like most organizations, has assumed the operations of the federal government will not be significantly affected by Year 2000 problems. If problems do arise, the operations of the Company may be materially adversely impacted.

The Company incurred expense through September 1999 related to its Year 2000 project is $260,000. It is expected additional expenses will total $90,000 for the remainder of 1999. As these expenses are not significant to the Company's overall information technology budget, this remediation plan will be funded from the Company's normal operating cash flows. The remediation costs are nominal due to the Company's service agreement with its third party provider. At this point in time, other information systems projects have not suffered due to Year 2000 compliance efforts so as not to have an adverse effect on the Company's operations.

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

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties. Included among those matters was Gularte v. Fremont Life Insurance Co., et. al., Los Angeles Superior Court, Los Angeles, California. On August 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On September 15, 1999, plaintiff filed a notice of appeal from this judgment to the California Court of Appeals. Also included among these matters was Alexander v. Fremont General Corporation, et al., U.S. District Court for the Central District of California. On September 14, 1999, this suit was dismissed without prejudice to plaintiff's refiling the action in California state court.

On August 16, 1999, a purported class action lawsuit (Pritzker v. The College Life Insurance Company of America, and Loyalty Life Insurance Company, U.S. District Court for the District of Massachusetts) was filed against the Company's subsidiary, The College Life Insurance Company of America ("College"), and former subsidiary, Loyalty Life Insurance Company. Plaintiff alleges misrepresentations, breach of contract, and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed by defendants. Plaintiff also alleges defendants paid less than the minimum guaranteed interest due under such policies. The suit seeks actual and punitive damages, restitutionary and injunctive relief and an accounting. Defendants deny plaintiff's allegations of wrongdoing and intend to vigorously defend themselves.

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

4.7 Amended and Restated Surplus Debenture No. 007, dated January 1, 1999, in the amount of $30,880,000 made by United Fidelity Life Insurance Company payable to the Registrant(incorporated by reference from Exhibit 4.7 to Registrant's Form 10-Q [file No. 33-64820]for the quarter ended June 30, 1999).

10.5(a)* Amendment, effective January 1, 1999, to the Data Processing Agreement dated January 1, 1993, between the Registrant and Financial Holding Corporation.

10.7(c)* Third Amendment, effective January 1, 1999, to the Advisory Agreement dated September 17, 1993 by and between the Registrant and Financial Holding Corporation.

27       Financial Data Schedule.

------------ ----------------- ----------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended September 30, 1999.

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


Date:  November 12, 1999