Form 10-K
period 1999-12-31
AMERICO LIFE INC
filed 2000-03-30
CIK 908139

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

                 For the fiscal year ended December 31, 1999 or

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

           Shares of common stock outstanding as of March 24, 2000:
                10,000, none of which is held by non-affiliates.

                    Documents Incorporated by Reference: None

=== ==========================================================================

                                TABLE OF CONTENTS

  Item
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

                                     PART I

ITEM 1.     BUSINESS

General

     Americo Life, Inc. ("Americo" or the "Company") is a financial services holding company whose subsidiaries are engaged in providing life insurance and annuity products through its life insurance and asset accumulation operating segments. At December 31, 1999, the Company had approximately $3.6 billion of invested assets under management and $44.5 billion of life insurance in force. Americo is wholly-owned by Financial Holding Corporation ("FHC"), a privately-owned corporation.

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

     In addition, the Company owns 100% of NAP Partners, Inc. and Pension Consultants and Administrators, Inc., which are the marketing operations of the Company's Americo Retirement Services ("ARS") operation.

     Historically, the Company's focus was to grow principally through acquisitions. This strategy has proven successful, providing the Company with critical mass and a large, stable block of in force business. While acquisitions have not been abandoned as a growth strategy, the Company has more recently focused on growth through new sales. The Company's new business strategy is to develop innovative and competitive products and expand distribution sources in its existing markets. Additionally, the Company intends to look for opportunities to expand into new markets.

     Presently, the Company's new sales activities are divided into three divisions, Americo Individual Sales, Americo Retirement Services and Americo Preneed. The first two are more fully described in the "Life Insurance and Annuity Business" section. In 1999, the Company created the Americo Preneed division to offer life insurance products focused on providing benefits for funeral expenses of the insured. These products are sold through a group of independent agents who have existing relationships with funeral homes in several states. Sales through the Americo Preneed division began in October and totaled $2.2 million during 1999.

     In addition to the operations described above, the Company occasionally makes financial investments in other businesses. The Company has an investment, in the form of a 50% interest, in Argus Health Systems, Inc. ("Argus"), which is engaged in prescription drug claim processing. The Company also wholly-owns several real estate ventures.

     Acquisitions and Reinsurance Transactions

         As described above, acquisitions and reinsurance transactions have added significantly to the Company's growth. Since 1988, the Company has acquired seven companies or blocks of insurance policies and continues to investigate acquisition opportunities in the insurance industry. The principal additions were College Life in 1988, Great Southern in 1989, Loyalty Life Insurance Company ("Loyalty Life") and National Farmers Union in 1991, The Victory Life Insurance Company ("Victory Life") in 1995, Ohio State and Investors Guaranty Life Insurance Company ("Investors Guaranty") in 1997, and two significant reinsurance transactions in 1996 and 1995. Victory Life was merged into United Fidelity during 1998.

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

     In certain transactions more fully described below, the Company has used an unaffiliated reinsurer ("the Reinsurer") to reinsure substantial blocks of insurance business that it has acquired. Such transactions result in the policy liabilities and related assets being transferred to the Reinsurer in exchange for a ceding commission and subsequently being reinsured to the Company on a modified coinsurance basis. In these transactions, the assets supporting the insurance liabilities are held in trust for the benefit of the Company.

     In 1995 and 1996, the Company entered into separate agreements with The Ohio Casualty Insurance Company ("Ohio Casualty"), Fremont General Corporation and the Reinsurer under which the direct liabilities of The Ohio Life Insurance Company ("Ohio Life") and Fremont Life Insurance Company ("Fremont Life"), respectively, were reinsured on a coinsurance basis. Pursuant to these agreements, the Company services the life insurance and annuity policies of Ohio Life and Fremont Life. At December 31, 1999, these agreements covered 67,802 policies with associated liabilities totaling $507.8 million.

     On April 15, 1997, the Company acquired all of the outstanding stock of Ohio State and Investors Guaranty from Farmers Group, Inc. for a purchase price of $345.4 million. On April 16, 1997, Ohio State and Investors Guaranty entered into coinsurance agreements to reinsure all of their insurance liabilities to the Reinsurer while retaining the administration of these policies. At December 31, 1999, the policy liabilities associated with the 234,219 policies administered totaled $638.3 million.

     The Company and the Reinsurer entered into modified coinsurance agreements to reinsure certain risks on the Ohio Life, Fremont Life, Ohio State and Investors Guaranty insurance policies. The risks associated with the Ohio Life and Fremont Life policies are reinsured on a 100% quota share basis. The risks associated with the Ohio State and Investors Guaranty policies are reinsured on a 70% quota share basis. The modified coinsurance agreements provide that the assets related to the reinsured policies are to be retained by the Reinsurer. The Company began directly assuming certain of the policies of Fremont Life, Ohio Life and Investors Guaranty in 1996, 1997 and 1999, respectively.

     In August 1997, Great Southern sold the stock of Loyalty Life for $12.2 million resulting in a $4.8 million gain before income taxes. Prior to this sale, several of the Company's insurance subsidiaries entered into agreements with Loyalty Life for the assumption of Loyalty Life's insurance liabilities. As of the date of sale, Loyalty Life had assets totaling $32.4 million and liabilities totaling $20.0 million.

     In May 1998, Great Southern sold the stock of Investors Guaranty for $14.8 million, resulting in a $4.9 million gain before income taxes. The reinsurance agreements with the Reinsurer are unaffected by the sale. As of the date of sale, Investors Guaranty had assets totaling $10.3 million and liabilities totaling $0.4 million.

Life Insurance and Annuity Business

     The Company's insurance business is divided into two segments: life insurance operations and asset accumulation operations. The life insurance operations consist primarily of insurance and annuity business acquired by the Company and is supplemented by new life insurance business sold through its Americo Individual Sales ("AIS") division and Americo Preneed sales division. The life insurance operations generated $396.0 million of revenues, or 86% of total Company revenues, in 1999. The Company's asset accumulation operations consist of annuity products sold through the Company's ARS division. The asset accumulation operations generated $42.6 million, or 9% of total Company revenues, in 1999 and have grown at a compound annual growth rate of 84.3% over the last three years. Policy liabilities and the number of policies in force as of December 31, 1999 for the Company's segments are summarized below.


                                                                        Asset Accumulation
                                                     Life Insurance         Operations
                                                       Operations                                   Total
                                                                      (Dollars in thousands)
Policyholder account balances:
     Universal life                                    $   1,445,899        $      31,328        $   1,477,227
     Annuities                                               588,679              533,721            1,122,400
                                                       -------------        -------------        -------------
                                                       $   2,034,578        $     565,049        $   2,599,627
                                                       =============        =============        =============

Reserves for future policy benefits                    $     822,940        $           -        $     822,940
                                                       =============        =============        =============

Policies in force                                            860,800               88,649              949,449
                                                       =============        =============        =============

     Information concerning reported revenues and income before provision for income taxes from the Company's operating segments is set forth in Item 7 under "Results of Operations-Segment Results" and in Note 12 of the Company's Notes to Consolidated Financial Statements.

     The following table shows the Company's collected premiums during 1999, 1998 and 1997 by product category.

                                                                 Premiums Collected
                                                                for periods indicated

                                 ------------------------------------------------------------------------------------
                                       Life Insurance Operations                   Asset Accumulation Operations
                                 --------------------------------------        --------------------------------------

                                  First Year     Renewal        Total       First Year     Renewal         Total
                                 ------------- ------------- ------------- ------------- ------------- --------------

                                                              (in thousands of dollars)
Year ended
December 31, 1999
Traditional                           14,370        81,444        95,814         1,672             -         1,672
Interest-sensitive                    26,603       176,313       202,916         5,034        12,751        17,785
                                 -----------   -----------   -----------   -----------   -----------   -----------
   Total life                         40,973       257,757       298,730         6,706        12,751        19,457
Annuities                             27,471         6,028        33,499       156,814        43,901       200,715
                                 -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums        68,444       263,785       332,229       163,520        56,652       220,172
                                 -----------   -----------                 -----------   -----------
   Less ceded premiums                                           (64,504)                                      (51)
                                                             -----------                                ----------
   Total                                                         267,725                                   220,121
                                                             ===========                               ===========

Year ended
December 31, 1998
Traditional                           13,411        84,929        98,340           915             -           915
Interest-sensitive                    36,455       185,374       221,829         6,152         6,840        15,992
                                 -----------   -----------   -----------   -----------   -----------   -----------
   Total life                         49,866       270,303       320,169         7,067         9,840        16,907
Annuities                             18,979         6,377        25,356        40,491        45,975        86,466
                                 -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums        68,845       276,680       345,525        47,558        55,815       103,373
                                 -----------   -----------                 -----------   -----------
   Less ceded premiums                                           (73,786)                                  (52,752)
                                                             -----------                                ----------
   Total                                                         271,739                                    50,621
                                                             ===========                               ===========

Year ended
December 31, 1997
Traditional                           10,608        87,607        98,215           576             -           576
Interest-sensitive                    39,601       166,917       206,518         4,923         6,467        11,390
                                 -----------   -----------   -----------   -----------   -----------   -----------
   Total life                         50,209       254,524       304,733         5,499         6,467        11,966
Annuities                             18,654         6,068        24,722        57,846        38,625        96,471
                                 -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums        68,863       260,592       329,455        63,345        45,092       108,437
                                 -----------   -----------                 -----------   -----------
   Less ceded premiums                                           (61,556)                                  (75,603)
                                                             -----------                                ----------
   Total                                                         267,899                                    32,834
                                                             ===========                               ===========

Americo Individual Sales

     The Company's principal distribution channels for AIS products are through independent agents. Although the Company does not employ these agents, each is a party to a general agency agreement which governs the terms of the agent's relationship with the Company. The Company manages these agents either through its Regional Vice President (RVP) operation or through Independent Marketing Organizations (IMO's). The Company has a Career Partners(TM) program which builds long-term relationships between the Company and individual agents by providing benefits in addition to commissions to reward production and longevity in the program. This program includes agents in both the RVP operation and IMO's.

     The RVP operation uses independent agents recruited and managed by five Regional Vice Presidents who are Company employees. Approximately 275 producing agents are licensed with the Company through this operation. Sales generated through the RVP operation in 1999 amounted to $9.3 million, or 31%, of total individual sales. The Company intends to expand its RVP operation by recruiting additional agents.

     The Company's IMO operation consists of approximately 20 large independent organizations that sell the Company's products through agents recruited and managed by the IMO. Total sales through IMO's amounted to $18.1 million in 1999, or 61%, of total individual sales. Ten IMO's accounted for 63% of the sales generated from the IMO operation. The Company's strategy is to enter into additional IMO relationships to expand its sales in this operation.

     The Company's AIS division offers a variety of life insurance and annuity products primarily focused on life insurance sold to individuals. The Company offers a portfolio of interest-sensitive whole life, universal life and term products. The Company also offers equity-indexed annuities and some single premium and flexible premium annuities. In 1999, the Company revised its product portfolio to improve competitiveness in the marketplace with respect to both consumers and agents with a new view toward generating additional sales growth.

Americo Retirement Services

     Recognizing the growth potential in the sale of asset accumulation products, the Company increased its presence in this market with the acquisition of the remaining 50% interest in its CIG joint venture described above under "Acquisition and Reinsurance Transactions". Following the acquisition, the Company created the ARS division. The ARS division focuses on the sale of asset accumulation products, principally tax-qualified life and annuity products sold under Section 403(b) of the Internal Revenue Code. These products are marketed to public school teachers and administrators through a specialized field force of "managed agents" and independent producers. The ARS operation also offers annuity products to individuals in the senior market through independent sales organizations. The senior market, generally considered to include individuals over age 55, is expected to experience double digit annual growth resulting from a number of factors, including consumer concerns over the adequacy of Social Security and pension plans and the aging of the consumer population.

     In 1999, the Company introduced its Managed Agent Program (MAP) whereby previously independent agents became employees of the Company compensated on an incentive basis. The Company believes this change allows it to better recruit, retain and train its sales force. Sales from MAP totaled $19 million (12% of total ARS sales) in 1999. Sales through the independent producers amounted $143 million in 1999 (88% of total ARS sales). Total sales generated by the ARS operation has increased from $15 million in 1993 to $162 million in 1999.

     The Company offers a variety of life and annuity products through the ARS division. The Company's life insurance products consist of interest-sensitive whole life and universal life products. The Company's annuity products consist of equity-indexed, single premium and flexible premium annuities. In 1999, the Company introduced a series of equity-indexed products which accounted for $120 million of sales through the ARS operation in 1999. The equity-indexed products include an interest credit component which is based on changes in the Standard & Poor's 500 Index.

Operations

     An integral part of the Company's philosophy is to improve profitability by operating at the lowest achievable cost level consistent with providing good service. Over the years, the Company has made decisions to (i) invest in
technology,   (ii)  centralize   certain  functions  and  (iii)  outsource  data
processing.

     The Company has made significant investments in technology to lower its operating costs. Its use of digital imaging technology has substantially eliminated the typical paper-intensive life insurance processing procedures, resulting in lower operating costs, improved customer service and an improved working environment. As part of the imaging technology, the Company uses a third party system called Automated Work Distributor to control workflow and perform other functions designed to increase efficiency. As the investment in this technology is relatively fixed, the Company has been able to leverage this investment by increasing the number of policies administered.

     In order to more effectively manage its various insurance operations, the Company has consolidated certain common functions into its Kansas City, Missouri offices. These centralized functions include product development, marketing, finance, investment management, data processing, personnel and regulatory compliance. The Company believes that this approach allows it to more effectively manage the business and, by eliminating duplicate functions, reduce operating costs and improve returns on acquired business. In order to provide capital for anticipated expenses associated with expanding sales in the ARS and Preneed markets, the Company has reviewed the levels of general expenses in all of its operating and corporate departments. The Company has identified sources of expense savings through increased cost controls which should benefit the Company beginning in 2000.

     The Company has outsourced its data processing requirements, with the exception of local area networks, through contracts entered into by FHC. The principal such contract is with Computer Sciences Corporation ("CSC"), which provides all of the Company's data processing needs. By outsourcing these functions, the Company believes it has reduced operating costs by eliminating the fixed costs associated with a data processing function and improved its ability to increase its policyholder base without significant investment. In addition, the use of a vendor such as CSC provides the Company access to current technology and a higher caliber of staff than it might be able to employ on its own.

Investments

     A significant factor contributing to the Company's profitability is its ability to earn investment income sufficient to provide for its insurance liabilities and generate a profit. A portfolio composed principally of fixed-rate  investments  that  generate  predictable  yields backs the Company's insurance liabilities. The yields on the Company's investments vary over time depending on the current interest rate environment, the spread at which fixed-rate investments are priced over the yield curve and other factors. FHC manages the Company's invested assets as described under the heading "Agreements with FHC" in Item 13 appearing elsewhere in this Form 10-K. The Company's investment philosophy is conservative with an emphasis on balancing credit and interest rate risk and is influenced by regulatory requirements and asset-liability management principles.

     The Company's insurance subsidiaries are governed by insurance statutes and regulations which restrict the type of investments they are permitted to make and the amount of funds that may be used for any one type of investment. In compliance with these regulations and consistent with the Company's investment philosophy, the Company invests principally in investment grade securities (as rated by nationally recognized rating organizations). At December 31, 1999, 98.1% of the Company's fixed-rate investments were investment grade. There were no securities which were in default as to principal or interest.

     A goal of the Company's investment strategy is to provide liquidity for its insurance liabilities. Through computer-based models, the Company conducts studies of the cash flow characteristics of its liabilities using numerous interest rate scenarios. The Company uses this information to assist it in managing the duration of its asset portfolio so that it corresponds to the duration of its liabilities.

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

    The carrying amounts of the Company's investments at December 31, 1999 were as follows:

                                                                                            Total
                                                               Held to      Available     Carrying
                    Investment Category                      Maturity (1)  for Sale (2)     Amount      Percentage
                    -------------------                      ------------     ---------     ------      ----------
                                                                                 (in thousands)
Fixed maturities:
   U.S. Treasury and government securities                   $     2,366   $    27,529   $    29,895        1.2
   Mortgage-backed securities:
     Collateralized mortgage obligations                         226,353       105,717       332,070       13.4
     Pass-through certificates:
       GNMA                                                       19,380        58,337        77,717        3.1
       FHLMC                                                       1,407           265         1,672        0.1
       FNMA                                                          738        14,232        14,970        0.6
       Other agency                                                4,938         9,483        14,421        0.6
   Other asset-backed securities                                  29,305        83,897       113,202        4.5
   Corporate bonds                                               568,421       626,537     1,194,958       48.1
                                                             -----------   -----------   -----------   --------

       Total fixed maturities                                $   852,908   $   925,997   $ 1,778,905       71.6
                                                             ===========   ===========   -----------

Equity securities                                                                             73,448        3.0
Investment in equity subsidiaries                                                             12,141        0.5
Mortgage loans on real estate                                                                227,601        9.2
Investment real estate                                                                        28,516        1.1
Policy loans                                                                                 209,979        8.4
Cash and cash equivalents                                                                    122,788        4.9
Other invested assets                                                                         30,429        1.3
                                                                                         -----------   --------

       Total cash and invested assets                                                    $2,483,807       100.0
                                                                                         ==========    ========

------------------------------------------------------------

(1)     Carrying  amount is amortized  cost.  The market value of held to maturity  securities at December 31, 1999 was $821.3 million.
(2)     Carrying  amount is market value.  The amortized cost of available for sale securities at December 31, 1999 was $985.9 million.

     See Note 4 of the Notes to Consolidated Financial Statements, and the discussion under the heading "Investment Portfolio" in Item 7 appearing elsewhere in this Form 10-K for information about the composition and performance of the Company's investment portfolio and the risks inherent in such investments.

     In addition to the investments owned by the Company which are described above, certain investments supporting the Company's insurance liabilities are held by the Reinsurer. These investments are managed by FHC. The carrying amounts of these investments at December 31, 1999 were as follows:


                                                                     Total Carrying
                                                                         Amount                  Percentage
Fixed maturities:
     U.S. Treasury and government securities                         $       67,292                   7.0
     Mortgage-backed securities                                             144,195                  15.0
     Other asset-backed securities                                          110,551                  11.5
     Corporate bonds                                                        581,794                  60.5
                                                                     --------------               -------

         Total fixed maturities                                      $      903,832                  94.0
                                                                     --------------               -------

Cash                                                                         57,478                   6.0
                                                                     --------------               -------

         Total cash and invested assets                              $      961,310                 100.0
                                                                     ==============               =======

Non-Insurance Operations

     From time to time, the Company makes selective investments in businesses outside of the life insurance industry. The primary investments of this nature owned at December 31, 1999 were the investments in Argus, which is accounted for using the equity method, and in real estate ventures. The Company's investments in Argus and the real estate ventures collectively comprise the Company's non-insurance operations segment.

     Argus: The Company and an unrelated third party each own a 50% equity interest in Argus. Argus is principally engaged in the business of electronically processing prescription drug claims, including providing services in connection with the point-of-sale adjudication, processing and payment of these claims. Argus' principal customers include health maintenance organizations, preferred provider organizations, health insurance companies and managed health companies. For 1999, Argus generated revenues of $37.1 million and processed over 150 million claims compared with 134 million claims processed in 1998, an increase of 12%. At December 31, 1999, Argus had approximately 261 full-time employees and maintains its corporate headquarters in Kansas City, Missouri. Currently, there are less than 15 prescription drug claim processors in the managed care business. Argus faces increasing competition from other drug claim processors and customers choosing to perform their own drug claim processing.

     Real Estate Ventures: The Company manages ten investment properties with a carrying value of $25.0 million including office space, retail space and apartments principally located in Texas and Missouri. In 1998 and 1997, the Company disposed of several of the properties for gains of $3.1 million and $5.1 million, respectively. There were no such sales during 1999. The proceeds from these sales have been reinvested in similar properties.

Reinsurance

     In keeping with industry practices, the Company reinsures portions of its life insurance exposure with unaffiliated reinsurance companies under traditional indemnity reinsurance agreements. Generally, the Company enters into indemnity reinsurance arrangements to diversify its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, currently ranging from $50,000 to $350,000 per life. Additionally, the Company has certain products on which it reinsures a significant quota share to unaffiliated reinsurers in order to improve the profitability of these products. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The Company remains responsible for policy claims to the extent the reinsurer fails to pay such claims. At December 31, 1999, the Company had ceded to reinsurers approximately $6.4 billion (19%) of life insurance in force, of which 97% was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best. Approximately $2.4 billion of the insurance in force was ceded to a single reinsurer, which was rated "A+" by A.M. Best. The Company evaluates the financial strength of its reinsurers upon inception of a reinsurance treaty and on an annual basis thereafter.

     The Company has entered into several coinsurance and modified coinsurance agreements with the Reinsurer with related insurance liabilities totaling $1.1 billion at December 31, 1999.The Reinsurer is rated "AAA" by Standard and Poor's and "A++" by A.M. Best. See "Business: Acquisitions and Reinsurance Transactions" described above.

     Certain of the insurance subsidiaries of the Company have ceded blocks of insurance under financial reinsurance treaties which have the effect of increasing the statutory surplus of the Company. As a result of such reinsurance transactions, the Company has increased its statutory surplus after the effect of income taxes by approximately $14.0 million; however, the effect of these reinsurance treaties is not included in stockholder's equity of the Company presented in accordance with generally accepted accounting principles ("GAAP"). Financial reinsurance increases the ceding insurer's statutory surplus with the expectation that such increased surplus will be returned to the reinsurer out of future earnings, if any, and guarantees the reinsured against any future statutory losses, if any, on the policies reinsured. The ability of an insurance subsidiary to pay dividends to Americo may be adversely affected by the reduction in statutory earnings caused by reductions in the outstanding levels of financial reinsurance. The risk fees paid to the reinsurers under these financial reinsurance treaties totaled $0.6 million and $0.5 million for the years ended December 31, 1999 and 1998, respectively. See Note 6 of the Notes to the Consolidated Financial Statements of the Company included in Item 8 appearing elsewhere in this Form 10-K.

Competition and Ratings

     The financial services industry in which the Company operates is highly competitive. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, investment advisors, mutual fund companies and other financial institutions, some of which have greater financial resources, offer alternative products and, with respect to other insurers, have higher ratings than the Company. National banks, with their preexisting customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities, including the Company, as a result of the U.S. Supreme Court's 1994 decision in NationsBank of North Carolina v. Variable Annuity Life Insurance Company. That decision permits national banks to sell annuity products of life insurance companies in certain circumstances.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, implementing fundamental changes in the regulation of the financial services industry in the U.S. The Act permits mergers that combine commercial banks, insurers and securities firms under one holding company. Under the Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance and annuities. Under the Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker. Until passage of the Gramm-Leach-Bliley Act, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

     The Company believes that the principal competitive factors in the sale of life insurance and asset accumulation products are product features, product flexibility, product pricing and crediting rates, commission structure, high credit standing and perceived stability of insurer, and service provided to the policyholder. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to attract and retain agents to market its insurance products and its ability to develop competitive products that are also profitable. Nationally, the number of licensed agents is in decline; however, the Company has implemented its Career Partners(TM) program and MAP to secure its relationships with existing agents and attract new agents. The Company also competes with other entities in acquiring life insurance companies and blocks of insurance business. The acquisition of insurance companies or blocks of business is extremely competitive. Many of the companies with which the Company competes have a stronger capital position as well as better access to the capital markets.

     A primary factor in a company's ability to compete in the sales of life insurance business and the acquisition of life insurance companies is the ratings it receives from various rating agencies. Two of the Company's primary marketing subsidiaries, Great Southern and College Life, are rated "A (Excellent)" by A.M. Best and have a claims paying ability rating of "A (Good)" from Standard and Poor's Corporation ("S&P"). Ohio State is rated "A- (Excellent)" by A.M. Best and has a claims paying ability rating of "BBBpi
(Good)" from S&P. National Farmers Union is rated "B+ (Very Good)" by A.M. Best. While ratings do not constitute recommendations to buy or sell a company's insurance products, and are subject to change or withdrawal at any time, they are considered an important measurement in some markets.

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

     Increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In addition, although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity and minimum solvency requirements. For a discussion of the Gramm-Leach-Bliley Act of 1999, permitting affiliations between banks and insurers, see "Business-Competition and Ratings". The NAIC has also taken initiatives to reduce insurance company insolvencies and market conduct violations. Most recently, the NAIC has adopted the Codification of Statutory Accounting Principles for life insurers, which is to become effective on January 1, 2001. A detailed analysis has determined that the adoption of Codification will not have a materially adverse impact on the statutory results of operations and statutory financial position of the Company. Also, the NAIC has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as XXX Regulation). This model regulation would establish new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the regulation. The State of Texas adopted XXX Resolution effective January 1, 2000. The Company modified certain of its products during 1999 in response to XXX Regulation. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and its insurance subsidiaries.

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

     Under Texas regulations, interest and principal on surplus debentures may be paid only with prior approval of the Texas Department of Insurance. Surplus debentures issued by United Fidelity contain payment schedules which have been approved by the Texas Department of Insurance. Therefore, United Fidelity does not require approval from the Texas Department of Insurance for each payment of principal and interest unless such payments differ from the approved schedule.

     Risk-Based Capital Requirements. The NAIC's risk-based capital ("RBC") rules are used to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula is used by the states as an early warning tool to identify under-capitalized companies for the purpose of initiating regulatory action. Generally, action will be triggered when the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve ("AVR")) to its Authorized Control Level RBC (the "RBC Ratio") falls below 200%. Based upon the Company's calculations, all of its insurance subsidiaries had RBC ratios exceeding 200% at December 31, 1999.

     Texas has its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. The Commissioner of the Texas Department of Insurance has the power to take corrective actions similar to those in the NAIC's model act if a company does not maintain the required minimum level of capital and surplus. At December 31, 1999, the Company's insurance subsidiaries' exceeded these requirements.

     There can be no assurance that insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company or on the ability of the Company's subsidiaries to make payments on the surplus debentures or to pay dividends and thus on the Company's ability to service its debt.

Employees

     At March 1, 2000, Americo and its wholly-owned subsidiaries employed approximately 661 persons.

ITEM 2.    PROPERTIES

     The principal executive offices of the Company are located at 1055 Broadway, Kansas City, Missouri 64105 and the Company's telephone number is
(816) 391-2000.

     The principal operations of the insurance subsidiaries are conducted from Kansas City, Missouri and Dallas, and Austin, Texas. The Company's locations include leased office space located at 1055 Broadway, Kansas City, Missouri 64105 and 333 West 11th Street, Kansas City, Missouri 64105. These properties are leased from Broadway Square Partners, a Missouri limited partnership, of which a corporation controlled by a related party is a partner as described in the "Certain Relationships and Related Transactions" section included elsewhere in this Form 10-K. The leases expire on August 31, 2010 and August 31, 2013, respectively.

     The Company occupies leased office space located at 500 N. Akard, Dallas, Texas 75221. The lease expires in June 2007.

     The Company also occupies leased office space located at 3755 Capitol of Texas Highway South, Austin, Texas 78704. The two leases related to this office space expire in May 2001 and 2003.

ITEM 3.    LEGAL PROCEEDINGS

      Great Southern is a defendant in four purported class action lawsuits that were consolidated in May 1998 for multidistrict litigation pretrial proceedings in the U.S. District Court for the Northern District of Texas (In re Great Southern Life Insurance Company Sales Practice Litigation). These lawsuits allege deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and seek unspecified compensatory, punitive and/or treble damages. On March 14, 2000, the court filed an order certifying a class of all current and former owners of "excess interest whole life and/or universal life" policies issued from 1982 through 1997. Great Southern has petitioned the Fifth Circuit Court of Appeals for immediate review of this ruling. Additionally, on August 13, 1998, a fifth purported class action lawsuit also alleging deceptive sales practices was filed against Great Southern in state court in Dallas, Texas (Ebling v. Great Southern Life Insurance Co., 68th District Court, Dallas County, Texas.) This case has been stayed pending final resolution of the class certification issue in the federal multidistrict litigation case mentioned above.

      On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively "Fremont") were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). On April 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On September 15, 1999, plaintiff filed a notice of appeal from the judgment to the California Court of Appeals.

      Great Southern and the Company, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and the Company, are named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas). The certification ruling was affirmed by the Texas Court of Appeals on or about April 30, 1999. The class members, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in an unrelated company (Entrepreneur Corporation) to be made public at some point in the future. Plaintiffs' petition seeks monetary damages from the defendants in an unspecified amount. However, in mediation and discovery, the plaintiffs have stated that their actual damages claimed will be in the multimillion dollar range. Plaintiffs also seek exemplary and treble damages. The case is currently set for trial during the week of May 22, 2000.

      On October 20, 1998, a purported class action lawsuit was filed against Great Southern, Credit Card Services, Inc., First Madison Bank and certain other defendants (McCulley v. Great Southern Life Insurance Company, et al., U.S. District Court for the Northern District of Texas), alleging various misrepresentations in connection with the marketing of credit cards secured by universal life insurance policies issued by Great Southern. The suit seeks actual, exemplary and treble damages in an unspecified amount. The parties have agreed to a settlement under which Great Southern will pay the class counsel's fees and expenses in an amount to be set by the court and will provide free insurance for one year to class members who timely submit an application for a new universal life policy and satisfy Great Southern's underwriting requirements. A hearing on the proposed settlement, which is subject to court approval, is scheduled for April 18, 2000. The cost of the settlement, if approved, cannot be determined at this time.

      On July 2, 1999, a purported class action lawsuit (Notzon v. The College Life Insurance Company of America, et al., 111th District Court, Webb County, Texas) was filed against the Company, The College Life Insurance Company of America and several of its officers, directors and other affiliated parties, several other subsidiaries of the Company and several other defendants. Plaintiff's claims against the various defendants include allegations of various misrepresentations, deceptive trade practices and statutory violations in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The suit seeks actual, rescissory, treble and punitive damages, as well as injunctive and declaratory relief. The suit initially was removed to federal court but was remanded to state court.

      On October 21, 1999, a purported class action lawsuit was filed against Great Southern in Orange County Superior Court, California (Alexander v. Fremont General Corporation, Fremont Life Insurance Co. and Great Southern Life Insurance Co.). Plaintiff alleges misrepresentations and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed or issued by Fremont Life Insurance Company, and which were subsequently assumed by Great Southern. The suit seeks actual and punitive damages, as well as injunctive and restitutionary relief and an accounting.

      On August 16, 1999, a purported class action lawsuit (Pritzker v. The College Life Insurance Company of America, and Loyalty Life Insurance Company, U.S. District Court for the District of Massachusetts) was filed against the Company's subsidiary, The College Life Insurance Company of America, and former subsidiary, Loyalty Life Insurance Company. Plaintiff alleges misrepresentations, breach of contract, and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed by defendants. Plaintiff also alleges defendants paid less than the minimum guaranteed interest due under such policies. The suit seeks actual and punitive damages, restitutionary and injunctive relief and an accounting.

      On November 22, 1999, a purported class action lawsuit (Knauer v. Ohio State Life Insurance Company) was filed in the Court of Common Pleas, Erie County, Ohio, and subsequently was removed by defendant to the U.S. District Court for the Northern District of Ohio, Western Division. The suit alleges misrepresentations and other wrongful conduct wherein defendant allegedly collected premiums for life insurance policies prior to being bound to provide coverage and allegedly misrepresented that premiums would "vanish" after a certain time period. The suit seeks actual and punitive damages, and declaratory, restitutionary and injunctive relief.

      The Company and its subsidiaries named in the above pending actions deny any allegations of wrongdoing and intend to defend the actions vigorously. Although plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, such amounts could be large. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending litigation, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company. However, in light of the indeterminate amounts sought in such matters and the inherent unpredictability of legal proceedings, it is possible that an adverse outcome in any one or more of these matters could have a material adverse effect on the Company's operating results and cash flows in particular quarterly or annual periods.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The historical financial information for the five years ended December 31, 1999 and at December 31, 1999, 1998, 1997, 1996 and 1995 has been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data set forth below is qualified in its entirety by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                    Year Ended December 31,
                                             ----------------------------------------------------------------------
                                                                    (Dollars in thousands)

                                                 1999        1998 (3)      1997 (2)        1996        1995 (1)
                                                 ----        --------      --------        ----        --------

Statement of Income Data:
Premiums and policy revenues                 $   224,896   $   218,582   $   203,729   $   165,602   $   140,130
Net investment income                            227,622       226,534       219,267       186,725       152,047
Net realized investment gains (losses)             4,174         8,284         2,950          (120)         (282)
Gain on disposition of partnership interest            -             -             -        15,825             -
Other income                                       6,147        12,163        12,331         3,567         2,168
                                             -----------   -----------    ----------    ----------    ----------
    Total income                                 462,839       465,563       438,277       371,599       294,063
Policyholder benefits                            261,342       251,506       262,940       218,659       169,162
Commissions                                       13,771        13,390        11,230        13,473         9,662
Amortization expense                              73,643        87,189        43,694        29,714        26,666
Interest expense                                  11,704        12,057        12,089        12,263        10,593
Other operating expenses                          86,161        89,394        77,038        56,703        47,124
                                             -----------   -----------    ----------    ----------    ----------
Income before provision for income taxes          16,218        12,027        31,286        40,787        30,856
Provision for income taxes                         4,744         3,235         9,230        13,513        11,126
                                             -----------   -----------    ----------    ----------    ----------
Net income                                   $    11,474   $     8,792   $    22,056   $    27,274   $    19,730
                                             ===========   ===========   ===========   ===========   ===========

Net income applicable to common stock per
 common share                                $  1,147.40   $    879.20   $  2,205.60   $  2,727.40   $  1,973.00
                                             ===========   ===========   ===========   ===========   ===========

Average common shares outstanding                     10            10            10            10            10
                                                      ==            ==            ==            ==            ==

Balance Sheet Data:
Total investments                            $ 2,361,019   $ 2,346,395   $ 2,125,813   $ 2,018,852   $ 2,014,634
Total assets                                   4,188,162     4,105,814     4,061,236     2,769,583     2,459,805
Total debt                                       111,165       132,533       132,884       133,312       133,451
Total liabilities                              3,962,848     3,848,634     3,814,374     2,562,561     2,269,042
Stockholder's equity                             225,314       257,180       246,862       207,022       190,763

---------------------------

(1)     On July 10, 1995, the Company acquired all of the outstanding common stock of Victory Life.

(2)     On April 15, 1997,  the Company  acquired all of the  outstanding  common stock of Ohio State and Investors
       Guaranty.

(3)     On October 1, 1998, the Company acquired the 50% of College  Insurance Group,  Inc. not previously owned by the Company.

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

General

     The volume of the Company's life insurance in force has increased 141% from $18.5 billion in 1989 to $44.5 billion in 1999. This growth has been the result of a combination of acquisitions, reinsurance assumed and new business written. Changes in the Company's volume of life insurance in force for the last three years is summarized in the following table.

                                                               1999             1998              1997
                                                               ----             ----              ----
                                                                            (in billions)

Beginning of year balance                                    $  46.9           $  47.2          $  27.6
Insurance business acquired or assumed                           -                 1.6             18.9
New business written                                             2.3               3.4              2.6
Terminations and other                                          (4.7)             (5.3)            (1.9)
                                                             -------           -------          -------
End of year balance                                          $  44.5           $  46.9          $  47.2
                                                             =======           =======          =======

     The following table summarizes the Company's sales in terms of collected first year premiums over the three-year period ended December 31, 1999.

                                                               1999             1998              1997
                                                               ----             ----              ----
                                                                            (in millions)

Life insurance premiums                                      $  31.6           $  42.6          $  44.5
Annuity premiums                                               184.3              59.5             76.5
                                                             -------           -------          -------
                                                             $ 215.9           $ 102.1          $ 121.0
                                                             =======           =======          =======

     The Company intends to continue its focus on the sale of life insurance and annuity products through its marketing and distribution systems. Specifically, the Company will continue its efforts in the ARS operations which resulted in significant sales growth during 1999. In addition, the Company may also pursue selected acquisitions of blocks of life insurance policies and life insurance companies.

Segment Results

     Revenues and income before income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard ("SFAS") No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions) :

                                Life                        Asset Accumulation                      Non-Life
                             Insurance                           Products                          Insurance
                             Operations                         Operations                        Investments
                   -------------------------------    -------------------------------    -------------------------------

                     1999      1998       1997          1999       1998      1997          1999       1998      1997
                     ----      ----       ----          ----       ----      ----          ----       ----      ----

Revenues             $398.4    $417.5     $414.6         $42.6      $21.8      $7.7          $6.0       $8.0     $11.6
Income (loss)
  before income
   taxes               43.9      54.4       53.7           0.6        3.9      (3.0)          4.0        6.8      10.6

     Life insurance operations. Income before income taxes decreased $10.5 million from 1998 to 1999. This decrease in profits is primarily due to a $9.6 million increase in death benefits. Income before income taxes increased only slightly from 1998 and 1997.

     Asset accumulation products operations. Income before income taxes decreased $3.3 million from 1998 to 1999. The primary reasons for the decrease were (i) adjustments to deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest sensitive and annuity products in both 1999 and 1998, and (ii) increased mortality in 1999. Income before income taxes increased $6.9 million from 1997 to 1998. The primary reasons for the increase were (i) adjustments to deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest sensitive and annuity products, and (ii) the addition in 1998 of the results of operations from business which was previously ceded to an affiliated insurance company and recaptured in 1998 in conjunction with the Company's consolidation of its asset accumulation operations.

     Non-life insurance investments. Income before income taxes decreased $2.8 million from 1998 to 1999. The primary reason for the decrease is a $3.1 million decrease in net realized investment gains on the sale of investment properties in 1999 compared to 1998. Income before income taxes decreased $3.8 million from 1997 to 1998. The primary reasons for the decrease were (i) a decrease in income from Argus and (ii) a decrease in net realized investment gains on the sale of investment properties in 1998 compared to 1997.

     The difference between the segment revenues and income before income taxes shown above and the amounts reported in the Company's consolidated financial statements appearing elsewhere in this Form 10-K result from items not allocated to specific segments. The significant reconciling items are interest expense and a portion of (i) net investment income, (ii) operating expenses, (iii) net realized investment gains (losses) and (iv) certain non-recurring transactions such as gains from the sale of subsidiaries. These reconciling items had the effect of increasing income before income taxes $20.7 million from 1998 to 1999. The primary reasons for the increase were (i) a $14.8 million increase in net realized investment gains not allocated to segments, (ii) a $3.7 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, (iii) a $5.9 million decrease in advisory and data processing fees paid to FHC, and (iv) a $6.8 million decrease in expenses not allocated to specific segments, offset by (v) a $4.9 million gain from the sale of a subsidiary in 1998 and (vi) expenses related to costs associated with litigation in 1999.

     Similar reconciling items had the effect of decreasing income before income taxes $23.0 million from 1997 to 1998. The primary reasons for the decrease were
(i) a $11.4 million increase in net realized investment losses in 1998 and (ii) an increase in operating expenses not allocated to segments in 1998.

Consolidated Year to Year Comparisons

     Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Income before income taxes increased $4.2 million to $16.2 million in 1999. The primary reasons for the increase were (i) lower advisory and data processing fees paid to FHC and (ii) an increase in net realized gains, offset by (iii) a gain on the sale of Investors Guaranty in 1998, and (vi) higher death benefits in 1999. These items and significant changes in individual income statement components are discussed in more detail below.

     Premiums and policy revenues. Premiums and policy revenues totaled $224.9 million in 1999 compared to $218.5 million in 1998. Premiums from traditional life insurance business for the year ended December 31, 1999 were comparable to the year ended December 31, 1998. Policy revenues increased $6.3 million from asset accumulation business acquired in October of 1998 in conjunction with the Company acquiring the 50% of CIG. Inc. not previously owned and the recapture of business which was previously ceded to an unaffiliated insurance company. In addition, administrative charges on the Company's universal life insurance business increased $3.1 million. This increase was offset by a $2.3 million decrease in surrender charges from a closed block of annuity business.

     Net investment income. Net investment income totaled $227.6 million in 1999 compared to $226.5 million in 1998. Net investment income increased due to (i) an increase in net investment income on the Company's bond portfolio, (ii) a $1.3 million increase in mortgage loan net investment income, and (iii) a $3.7 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, offset by an $10.3 million decrease in net investment income on investments held by the Reinsurer.

     The increased investment income related to the Company's bond portfolio is primarily due to an increase in assets owned resulting from assets acquired as part of the acquisition of the asset accumulation business in 1998. Assets related to the asset accumulation business also increased due to sales in the ARS division.

     The increase related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $189.8 million in 1998 to $218.1 million in 1999. This increase is partially offset by a decrease in the average yield of the portfolio from 1998 to 1999.

     The decrease related to investments held by the Reinsurer is due primarily to a $8.5 million decrease in net investment income on a closed block of annuity business resulting from lower fund values. The associated interest credited on policyholder fund values decreased $6.2 million.

     Net realized investment gains. Net realized investment gains totaled $4.2 million in 1999 compared with $8.3 million in 1998. The Company reported $0.9 million and $16.7 million of realized gains from the sale of fixed maturity investments held by the Reinsurer in 1999 and 1998, respectively. As described below, the sale of fixed maturity investments held by the Reinsurer resulted in increased amortization of cost of business acquired assets. Excluding the effects of these gains, the Company realized gains of $3.3 million in 1999 and realized losses of $8.4 million in 1998; this change in realized gains can be attributed to a $16.5 million increase in gains on common stock, offset by a $1.4 million decrease in gains on fixed maturity investments and $3.3 million of gains in 1998 related to real estate ventures.

     Included in 1998 realized losses of $8.4 million was $6.0 million of realized losses on short positions held on common stocks owned by the Company. There was a like amount of increase in market value on the related long position of the common stocks which was included in unrealized gains in stockholders' equity. In 1999, the Company realized gains of $0.6 million on short positions held on common stocks.

     Other income. Other income totaled $6.1 million in 1999 compared to $12.2 million in 1998. In May 1998, the Company realized a gain of $4.9 million from the sale of Investors Guaranty.

     Policyholder benefits. Policyholder benefits totaled $261.3 million in 1999 compared with $251.5 million in 1998. This increase resulted primarily from a $10.2 million increase in death benefits. Interest credited on universal life and annuity funds balances remained comparable between periods: however, (i) interest credited on the Company's closed block of annuity business decreased $6.2 million due to reduced fund values, (ii) interest credited on asset accumulation business increased $12.8 million, and (iii) interest credited on other interest-sensitive products decreased due to a reduction in rates made in response to market conditions.

     Amortization expense. Amortization expense totaled $73.6 million in 1999 compared with $87.2 million in 1998. Amortization expense included $0.9 million and $16.7 million in 1999 and 1998, respectively, as a result of realized investment gains on the sale of fixed maturity investments held by the Reinsurer. The sale of these fixed maturity investments at a gain will reduce future investment income, requiring the recognition of additional amortization expense in the year of the realized gains. Excluding the effects of the sale of fixed maturity investments, amortization increased $2.2 million due to (i) an increase in amortization expense related to the Company's universal life insurance business, offset by (ii) a decrease in amortization expense related to a closed block of annuity business due to lower surrender charges in 1999.

     Included in amortization expense are adjustments to deferred policy acquisition costs and the cost of business acquired asset which increased the assets by $0.5 million in 1999 and decreased the assets by $0.9 million in 1998. These adjustments result from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity policies. Under GAAP, deferred policy acquisition costs and the cost of business acquired asset on interest-sensitive life products are amortized based on the estimated future gross profits of the related policies.

     Other operating expenses. Other operating expenses totaled $86.2 million in 1999 compared with $89.4 million in 1998. Other operating expenses decreased due to the Company amending its advisory and data processing agreements with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC by $5.9 million. Also, other operating expenses decreased $2.8 million related to the relocation of the Company's Columbus, Ohio operations to other Company locations during 1998. In addition, other operating expenses increased in 1999 principally due to costs associated with litigation.

     Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

     During 1997, the Company entered into a transaction which impacted its results of operations. On April 15, 1997, Great Southern acquired all of the outstanding common stock of Ohio State and Investors Guaranty ("Ohio State Acquisition") from Farmers Group, Inc. On the acquisition date, Ohio State and Investors Guaranty had combined assets of $1,039 million and combined liabilities of $694 million. The acquisition was accounted for as a purchase. On April 16, 1997, Ohio State and Investors Guaranty entered into separate coinsurance agreements to reinsure 100% of their insurance liabilities to the Reinsurer in exchange for a ceding commission of $145.7 million. Concurrently, the Reinsurer and Great Southern entered into a modified coinsurance agreement under which the Reinsurer ceded certain risks on a 70% quota share basis on the same insurance liabilities to Great Southern. The results of operations of these acquired policies, less the net 30% coinsurance, are included in the Company's results of operations after the date of acquisition. The Reinsurer will receive 100% of the statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission.

     In the above transaction with the Reinsurer, the invested assets related to the reinsured business are owned by the Reinsurer. At December 31, 1999, the insurance liabilities associated with this reinsurance transaction totaled $630.0 million. Results from the Ohio State Acquisition are included in the Company's results of operations from the date of the transaction.

     The effect of the above transaction on the individual income statement components are set forth in the table below (in millions).

                                                    1997 Acquisition Effect
                                                        on 1998 and 1997
                                                            Results
                                                    -------------------------

                                                       1998         1997

Premiums and policy revenues                         $  53.6      $  42.0
Net investment income                                   27.2         18.9
Net realized investment gains                            6.7            -
Other income                                             3.8          3.4
Policyholder benefits                                   49.4         37.5
Commissions                                              2.5          1.3
Amortization expense                                    25.1         11.1

     Income before income taxes decreased $19.3 million to $12.0 million in 1998. The primary reasons for the decrease were (i) realized investment losses,
(ii) an increase in amortization expense and (iii) an increase in other operating expenses, partially offset by (iv) lower death benefits. The Company recorded $2.8 million of expense for the relocation of its Columbus, Ohio operations during 1998. These items and significant changes in individual income statement components are discussed in more detail below.

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

     Net investment income. Net investment income totaled $226.5 million in 1998 compared to $219.3 million in 1997. Excluding the effect of the Acquisitions, net investment income decreased $1.1 million. Net investment income increased due to (i) an increase in net investment income on the Company's bond portfolio,
(ii) a $2.3 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, offset by (iii) a $9.4 million decrease in net investment income on investments held by the Reinsurer and (iv) a $1.6 million decrease in income from equity subsidiaries.

     The increase related to the Company's bond portfolio is due to increased assets owned resulting from the acquisition of the asset accumulation business in 1998.

     The decrease related to investments held by the Reinsurer is due primarily to a decrease in net investment income on a closed block of annuity business resulting from lower fund values. The associated interest credited on policyholder fund values decreased $8.8 million.

     Net realized investment gains. Net realized investment gains totaled $8.3 million in 1998 compared with $3.0 million in 1997. Excluding the effect of the Acquisitions, net realized investment gains decreased $1.4 million. In 1998, the Company reported $8.3 million of realized gains including $16.7 million of gains from the sale of fixed maturity investments held by the Reinsurer. As described below, the sale of fixed maturity investments held by the Reinsurer resulted in increased amortization of the cost of business acquired asset. Excluding the $16.7 million of gains described above, the Company realized losses of $8.4 million in 1998 compared to gains of $3.0 million in 1997. There were no sales of investments held by the Reinsurer in 1997 and no impact on amortization from other gains realized in 1997. The difference between realized losses in 1998 and realized gains in 1997 resulted in an $11.4 million reduction in income before provision for income taxes in 1998 compared with 1997.

     Included in 1998 realized losses of $8.4 million is $6.0 million of realized losses on short positions held on common stocks owned by the Company. There was a like amount of increase in market value on the related long position of the common stocks which is included in unrealized gains in stockholder's equity.

     Other income. Other income totaled $12.2 million in 1998 compared to $12.3 million in 1997. Other income includes an administrative service fee paid to the Company associated with the reinsurance of 30% of the Ohio State and Investors Guaranty policies, which amounts are included in the effects of the Acquisitions. Excluding these amounts, other income decreased $0.5 million from 1997 to 1998. The Company recorded a gain of $4.9 million from the sale of Investors Guaranty in May 1998 and a gain of $4.8 million from the sale of Loyalty Life in 1997.

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

     Included in amortization expense are adjustments to decrease deferred policy acquisition costs and the cost of business acquired asset of $0.9 million in 1998 and $2.5 million in 1997. These adjustments result from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity policies. Under GAAP, deferred policy acquisition costs and the cost of business acquired asset on interest-sensitive life products are amortized based on the estimated future gross profits of the related policies.

     Other operating expenses. Other operating expenses totaled $89.4 million in 1998 compared with $77.0 million in 1997. The increase in other operating expenses resulted from (i) the inclusion of twelve months of operating expenses related to Ohio State and Investors Guaranty in 1998 compared with nine months of operating expenses for these entities in 1997 following their April 1997 acquisition by the Company, (ii) $2.8 million of expenses related to the relocation of the Company's Columbus, Ohio operations to other Company locations during 1998, (iii) the operating expenses of marketing operations purchased by the Company in October 1998 and (iv) increased expenses associated with the continued development and expansion of the Company's product offerings and marketing capabilities. Increased expenses in these areas included both development expenses and expenses incurred on the Company's administrative systems.

Financial Condition and Liquidity

     Liquidity. The liquidity needs of Americo, whose principal assets are investments in its insurance subsidiaries, are dependent upon receipt of sufficient funds from its subsidiaries. The cash requirements of Americo consist of debt service requirements on notes payable, amounts due to FHC under advisory and data processing agreements and its own operating expenses. These cash requirements are met by payments of principal and interest on surplus debentures that Americo holds which are issued by United Fidelity and dividends from United Fidelity. Americo also receives payments under investment advisory and data processing agreements with the insurance subsidiaries which permit Americo to recover a portion of the amounts paid by it under similar agreements with FHC. On a stand-alone basis, at December 31, 1999, Americo had $24.3 million of cash and marketable equity securities available for debt service and other corporate requirements. During 1999, the Company repaid $21.0 million of amounts outstanding under a credit facility using available cash of Americo and $12.3 million of dividends received by Americo from the life insurance subsidiaries. This credit facility was terminated during 1999.

     Americo has outstanding $100.0 million aggregate principal amount of senior subordinated notes that it issued in 1993. These senior subordinated notes bear interest at 9.25% and mature in May 2005. They became redeemable at the option of Americo beginning in 1998. The redemption prices are at par in May 2000 and thereafter.

     In connection with the acquisition of The Victory Life Insurance Company in July 1995, Americo issued notes payable to the seller with face amounts aggregating $17 million. Of the $17 million face amount of notes payable issued to the seller, $5 million mature in 2015 and the remaining $12 million mature in 24 equal semi-annual installments, the first of which was due in 1995. The notes are recorded in the Company's Consolidated Financial Statements at their discounted value, which assumes an average effective rate of 11.5%.

     At December 31, 1999, United Fidelity had outstanding to Americo four surplus debentures with an aggregate unpaid balance of $121.9 million. The terms of the surplus debentures have been established to provide for the payment of principal and interest to Americo in amounts sufficient to make payments on the Company's external debt obligations in accordance with their payment schedules. The surplus debentures and their payment schedules have been approved by the Texas Department of Insurance; therefore, no scheduled payment will require the approval of the Texas Department of Insurance.

     The surplus debentures contain restrictions which prevent United Fidelity from making principal and interest payments if such payments reduce United Fidelity's statutory capital and surplus below an amount specified in the surplus debenture agreements. The most restrictive minimum surplus requirement contained in the surplus debentures is $37.5 million; United Fidelity's capital and surplus at December 31, 1999 was $87.2 million. Any future payment of principal or interest on such surplus debentures will be limited by the ability of the subsidiaries of United Fidelity to pay dividends to United Fidelity and may be further limited by United Fidelity's RBC requirements. See "Business:
Regulation". The Company does not believe that United Fidelity will have any difficulty in meeting its obligations under these surplus debentures in the foreseeable future.

     In order to meet its obligations under the surplus debentures, United Fidelity uses funds generated by its insurance operations and dividends from its insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions. The insurance holding company statues of Texas, in which the Company's insurance subsidiaries are domiciled, regulate payment of dividends by an insurance company to its parent. Generally, without the consent of the state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Additionally, an insurance company is required to notify the respective insurance department prior to the payment of ordinary dividends.

     The ability of life insurance subsidiaries to pay dividends also may be affected by reinsurance treaties. Under reinsurance treaties with an unrelated reinsurer, National Farmers Union is restricted from declaring dividends if adjusted surplus is less than $7.5 million. Adjusted surplus is defined in the treaties as statutory capital and surplus, plus AVR, less the admitted asset value of all affiliated investments. At December 31, 1999, National Farmers Union had adjusted surplus of $50.5 million.

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

     The Company believes that its investment portfolio will allow it to satisfy all existing contractual obligations to policyholders. At December 31, 1999, the Company's investment portfolio included cash and short-term investments totaling $122.8 million, marketable equity securities totaling $73.4 million as well as $339.9 million in U.S. Treasury and government securities, mortgage-backed securities and asset-backed securities and $586.0 million of corporate bonds classified as available for sale, all of which management believes could be readily converted to cash.

     Financial condition. Stockholder's equity decreased to $228.6 million at December 31, 1999 from $257.2 million at December 31, 1998. The decrease was the result of net income of $14.7 million, a decrease in net unrealized investment gains of $41.0 million, and a $2.0 million dividend to FHC. Net unrealized investment losses in 1999 were recorded due to a decrease in the market value of the Company's available for sale fixed maturities. See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the components of the change in net unrealized investment gains.

     The changes occurring in the Company's consolidated balance sheet between December 31, 1999 and December 31, 1998 primarily reflect the normal operations of the Company's life insurance subsidiaries.

     Statutory capital and surplus of the Company's insurance subsidiaries at December 31, 1999 includes $14.0 million relating to financial reinsurance agreements which is not included in stockholder's equity on a GAAP basis. Financial reinsurance treaties between National Farmers Union and unrelated parties contain minimum statutory surplus requirements and require National Farmers Union to place securities in an escrow account ($71.4 million at December 31, 1999) to secure National Farmers Union's obligations to the third party reinsurer.

     Investment Portfolio. The Company has what it believes to be a conservative investment philosophy. The credit quality of its portfolio is high with minimal amounts of securities below investment grade. The Company's policy is to have a substantial portion of its investment portfolio in fixed income securities with call protection.

     The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and S&P and Moody's ratings at December 31, 1999:

                                                  Equivalent                  Available        Total
            S&P                    Moody's           NAIC        Held to         for          Carrying
         Rating (1)               Rating (1)        Rating(1)  Maturity(2)      Sale(3)        Amount    Percentage
--       -----------         --   -----------     ---------    -----------    ----------     ----------   ----------
                                                                                   (in thousands)
Investment grade:
AAA                                  Aaa               1       $   287,399   $   304,274   $   591,674        33.3%
AA                              Aa1,Aa2, Aa3           1            60,691        84,857       145,548         8.2
A                                A1, A2, A3            1           330,490       317,372       647,862        36.4
BBB                           Baa1, Baa2, Baa3         2           162,239       197,486       359,724        20.2
                                                               -----------   -----------   -----------   ---------
Subtotal                                                           840,819       903,989     1,744,808        98.1

Non-investment grade:
BB or below                     Ba1 or below         3, 4           12,089        22,008        34,097         1.9
                                                               -----------   -----------   -----------   ---------

Total fixed maturity
  investments                                                  $   852,908   $   925,997   $1,778,905        100.0%
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

(2) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 1999 was $821.3 million.

(3) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 1999 was $985.9 million.

     The Company continually reviews its non-investment grade debt securities (NAIC designations 3 through 6) for evidence of declines in value which are other than temporary. The Company does not anticipate any material increase in its investments in non-investment grade debt securities. At December 31, 1999, the Company's investment portfolio contained no securities which were in default as to principal or interest.

     The Company maintains a mortgage-backed securities ("MBS") portfolio, which consists of "pass-through" obligations and collateralized mortgage obligations ("CMOs"). Approximately 90% of the MBS portfolio consists of securities or pools of securities either guaranteed by the U.S. government (including those issued by Government National Mortgage Association), or those issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

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

     At December 31, 1999, approximately $210.0 million in carrying value of the Company's investment portfolio consisted of mortgage loans, which were collateralized primarily by multi-family apartments, office buildings and retail properties located in 30 states. Approximately 34% of the portfolio was multi-family apartments, 16% was office buildings, 22% was retail space and 28% was other types of properties. At December 31, 1999, approximately 19% of the mortgage loan portfolio was secured by properties in Texas, 13% in Missouri and 13% in Kansas. No more than 10% of the remaining portfolio was secured by properties in any one state.

     At December 31, 1999, 6.9% of the mortgage loan portfolio consisted of loans with balloon payments that mature before January 1, 2001. At December 31, 1999, mortgage loans delinquent by more than 90 days, as determined on a contract delinquency basis, totaled approximately $0.4 million, which constituted 0.2% of mortgage loans and was 0.02% of cash and invested assets. There were no loans foreclosed upon and transferred to real estate owned in the Company's consolidated balance at December 31, 1999. The favorable default experience is principally attributed to the Company's selectivity in the purchase of mortgages in connection with acquisitions of its life insurance subsidiaries and its origination of new mortgage loans. In light of the current market interest rate environment, the Company may experience prepayments on its mortgage loan portfolio, thus reducing its yield on such portfolio. The Company plans to continue applying its historical underwriting standards to future investments in mortgage loans.

     Real estate investments made up 1.5% of the carrying value of the Company's cash and invested assets at December 31, 1999.

     During 1999, the Company began selling equity-indexed life insurance and annuity products. These products include an interest credit component which is based on changes in the Standard and Poor's 500 Index ("S&P Index"). In order to hedge its exposure to changes in the S&P index, the Company purchased option contracts on the S&P Index. The impact of these transactions are currently not material to the Company's consolidated financial statements.

      Litigation. The Company and its subsidiaries are named in numerous pending actions as more fully described in "Legal Proceedings". Although plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, such amounts could be large. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending litigation,after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company. However, in light of the indeterminate amounts sought in such matters and the inherent unpredictability of legal proceedings, it is possible that an adverse outcome in any one or more of these matters could have a material adverse effect on the Company's operating results and cash flows in particular quarterly or annual periods.

      Because of the restrictions described above under "Financial Condition and Liquidity-Liquidity" in surplus debentures and holding company statutes, an adverse outcome in the litigation referred to above could affect the ability of one or more of the Company's insurance subsidiaries to pay dividends or, in the case of United Fidelity, make payments under its surplus debentures to the Company. Further, were a subsidiary to suffer an adverse outcome, the Company might need to contribute capital to such subsidiary so that it could continue to maintain applicable statutory surplus and risk-based capital requirements. See "Business-Regulation-General Regulation and Risk-Based Capital Requirements". Because the Company is a holding company whose own cash and cash equivalents are limited, the Company might have to dispose of some of its assets in order to address a significant judgment suffered by it or one of its subsidiaries. Also, an adverse outcome could affect ratings which the Company's subsidiaries receive from rating agencies, which could affect their ability to compete. See "Business -Competition and Ratings".

Asset-Liability Management

     Management is aware that prevailing interest rates may shift significantly and has strategies in place to manage either an increase or decrease in interest rates. In a rising interest rate environment, the Company's cost of funds would increase over time as it prices its new and existing interest-sensitive and investment products to maintain generally competitive market rates. Management would seek to invest new and renewal premiums in investments which are high yielding and generally correspond to the duration of its liabilities. Management believes that liquidity to fund withdrawals would be available through a combination of incoming cash flow, the sale of short-term or floating rate instruments, and maturing short-duration assets thereby avoiding the sale of significant amounts of longer duration fixed-rate assets in an unfavorable bond market. In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed-rate liabilities. Should increased liquidity be required for withdrawals, management believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening which would be expected in the bond market.

     Asset-liability management is utilized by the Company to reduce the risks to the Company for interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return in a variety of interest rate environments. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. The Company's portfolio strategy is constructed with a view to achieving adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability management, liquidity and safety. The Company has structured its investment portfolio to reduce changes in the value of the assets under various rate environments. In that regard, the percentage of the Company's fixed-rate investment portfolio which is non-callable has increased from 44% in 1995 to 75% in 1999. In addition, the portfolio's concentration in mortgage-backed securities, which are subject to cash flow variability in changing interest rate environments, has decreased from 38% in 1995 to 18% in 1999. See "Investment Portfolio" section included elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the Company's investments.

     In order to reduce the probability of unexpected increases in policy or contract surrenders, which would create a need for increased liquidity, the Company has structured its interest-sensitive life insurance and annuity products to include substantial surrender charges. At December 31, 1999, approximately 87% and 93% of the reserves for interest-sensitive life insurance and annuity products, respectively, were for policies with surrender charges or otherwise not subject to discretionary withdrawal by the policyholder. Also at December 31, 1999, the aggregate cash surrender values of the Company's interest-sensitive life insurance and annuity products were approximately 87% and 91%, respectively, of the aggregate policyholder fund value.

     As part of its asset-liability management, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly-used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities. At December 31, 1999, the Company's assets had an effective duration of 5.2 and its liabilities had an effective duration of 5.5. If interest rates were to decrease 10% from December 31, 1999 levels, the increase in the value of the Company's liabilities would exceed the increase in the value of the Company's assets by approximately $19 million. Because the Company actively manages its assets and liabilities and has developed strategies to reduce its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

Effects of Accounting Pronouncements

     In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty fund and other insurance-related assessments and a related asset for assessments which may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this accounting standard did not have a material impact on the consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments.
This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a significant impact on the consolidated financial statements of the Company.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the "Asset-Liability Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements for the three years ended December 31, 1999 and the related report of independent accountants thereon are set forth at pages F-2 to F-29 hereof and are incorporated herein by reference. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors and Executive Officers are as follows:

  Name                 Age   Position

Michael A. Merriman    42    Chairman of the Board and Director

Gary L. Muller         53    President, Chief Executive Officer and Director

Timothy S. Sotos       51    Director

Mark K. Fallon         45    Senior Vice President and Assistant
                             Secretary-Investments

David F. Hill          44    Senior Vice President and Chief Marketing Officer

Gary E. Jenkins        42    Senior Vice President, Chief Financial Officer
                             and Treasurer

Donna H. Kinnaird      48    Senior Vice President, Chief Operating Officer
                             - Kansas City and Dallas

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

     Donna H. Kinnaird is Senior Vice President and Chief Operating Officer of Americo and has been Senior Vice President of its insurance subsidiaries since August 1989. In 1994, she assumed the position of Chief Operating Officer of the Kansas City-based insurance companies. In 1998, she assumed the position of Chief Operating Officer of the Dallas-based insurance companies.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated Executive Officers of the Company for the three years ended December 31, 1999.
                                           Summary Compensation Table


                     Name and
                Principal Occupation                                  Annual Compensation           All Other
                                                         Year        Salary          Bonus      Compensation (1)

Gary L. Muller                                           1999      $  462,000      $   350,000    $    4,990
President, Chief Executive Officer and                   1998         462,000          350,000         4,887
  Director                                               1997         462,000          350,000         3,220

Michael A. Merriman                                      1999         363,000               --         4,990
Chairman of the Board                                    1998         363,000               --         4,887
                                                         1997         363,000               --         3,220

Donna H. Kinnaird                                        1999         200,000          175,000         4,990
Senior Vice President and                                1998         200,000          175,000         4,923
  Chief Operating Officer-Kansas City and Dallas         1997         200,000          175,000         3,168

Gary E. Jenkins                                          1999         200,000          175,000         4,992
Senior Vice President and,                               1998         200,000          175,000         4,925
  Chief Financial Officer and Treasurer                  1997         200,000          175,000         3,165

David F. Hill                                            1999         200,000          150,000         4,991
Senior Vice President and                                1998         200,000          175,000         4,927
  Chief Marketing Officer                                1997         200,000          175,000       103,308

------------------------------------------------------

(1)   Includes  amounts  contributed  by the Company for the benefit of the person  identified  under the Company's
     Saving Plan (as hereinafter defined) and Supplemental  Accidental Death and Dismemberment  coverage.  Includes relocation and tax reimbursement in 1997 for David F. Hill.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 10,000 shares of Common Stock outstanding at March 24, 2000 all of which were beneficially owned by FHC, whose principal executive offices are located at 300 West 11th Street, Kansas City, Missouri 64105 and whose phone number is (816) 391-2000. The Company has no other outstanding shares of capital stock.

     The following table sets forth certain information with respect to beneficial ownership by Directors and Executive Officers of Americo, named in
Item 11 "Summary Compensation Table" above, of FHC's Common Stock.


                                                                           Amount and Nature
                                                                             of Beneficial
                                                                               Ownership          Actual Percent
   Title of Class                 Names of Beneficial Owners                                         of Class
                                                                           ------------------     ---------------

Common Stock          Michael A. Merriman                                       112,000 (1)           30.6%
                      Gary L. Muller                                             43,500 (2)           11.9%
                      Timothy S. Sotos                                           49,800 (3)           13.6%
                      All directors and executive officers as a group           205,300               56.1%

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

     Advisory Agreement. The Company appointed FHC to act as investment advisor on a non-exclusive basis to the Company and its wholly-owned insurance subsidiaries pursuant to an advisory agreement between the Company and FHC ("Advisory Agreement"). Under the Advisory Agreement, as amended in 1999, FHC supervises and directs the composition of the investment portfolios of the Company and its insurance subsidiaries in accordance with their respective objectives and policies. For its services under the Advisory Agreement FHC is paid in advance a quarterly fee based on the aggregate statutory book value of the investable assets of the Company and its subsidiaries as of the end of the prior fiscal quarter. Under this formula the fee paid for the year ended December 31, 1999 was $5.0 million. FHC also is entitled to receive reimbursement for certain commissions, brokerage and other expenses incurred by it in the performance of its duties. The Company recovers amounts paid to FHC under the Advisory Agreement from the insurance subsidiaries, subject to regulatory limitations. The Advisory Agreement provides that FHC shall not be liable for any losses except for those resulting from willful misfeasance, bad faith or gross negligence, or from reckless disregard by FHC of its duties.

     Data Processing Agreement. Pursuant to a data processing services agreement ("Data Processing Agreement") between FHC and the Company, as amended in 1999, FHC provides the Company and its insurance subsidiaries with record-keeping services for certain life insurance and annuity products. FHC is party to an agreement with CSC, a third-party vendor, which provides these services. The Company pays FHC an amount equal to (i) the amount FHC pays to CSC plus (ii) amortization of FHC's development costs. The aggregate fee paid for the year ended December 31, 1999 under the Data Processing Agreement was $11.4 million. FHC also is entitled to reimbursement for its reasonable out-of-pocket expenses incurred in performing the Data Processing Agreement. The Company is also a party to a separate data processing services agreement with its wholly-owned insurance subsidiaries wherein the subsidiaries agree to use such services and to pay for them pursuant to a separate data processing services agreement (the "Subsidiary Data Processing Agreement"). Under the Data Processing Agreement, Americo agrees to indemnify FHC against liabilities arising out of, among other matters, actions taken by FHC under the agreement in good faith and due diligence. Americo's subsidiaries have similar indemnification agreements with Americo under the Subsidiary Data Processing Agreement.

     Reimbursement of Expense Agreement. The Company and its subsidiaries have entered into a cost sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane owned by a subsidiary of FHC. Under this agreement, each party pays the cost of any air transportation expenses which can be identified as incurred for its sole benefit and expenses which cannot be so identified are allocated based on utilization. Americo and its subsidiaries incurred approximately $0.4 million of expense under this agreement for the year ended December 31, 1999.

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

     The Company leases office space (and related parking facilities) in buildings owned by Broadway Square Partners, a general partnership in which one of the partners is SCOL, Inc. ("SCOL"), a Missouri corporation, owned by members of the Merriman family. The aggregate amount paid (including rentals and expense reimbursement) under the lease to Broadway Square Partners in 1999 was approximately $1,396,000. The terms of the lease are as favorable to the Company as those offered other unaffiliated tenants of the building.

     Subsidiaries of the Company paid an aggregate of approximately $406,000 in 1999 to Clinical Reference Laboratory, Inc., a Kansas corporation ("Clinical"), which is 80% owned by the Merriman family and of which Timothy S. Sotos is Chairman of the Board. The amounts paid were for medical testing services performed for the Company's subsidiaries. The rates paid were competitive with those charged by Clinical to similarly situated unaffiliated insurance companies for similar services.

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

2.1(b) Automatic Coinsurance Reinsurance Agreement entered into between The Ohio State Life Insurance Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 2.3(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1996).

2.1(c) Automatic Coinsurance Reinsurance Agreement entered into between Investors Guaranty Life Insurance Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 2.3(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1996).

2.1(d) Modified Coinsurance Retrocession Agreement (Ohio State Life Business) entered into between Great Southern Life Insurance Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 2.3(d) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1996).

2.1(e) Modified Coinsurance Retrocession Agreement (Investors Guaranty Life Business) to be entered into between Great Southern Life Insurance Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 2.3(e) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31,
                 1996).

2.1(f) Escrow Agreement (Ohio State Life/Investors Guaranty Life Business) entered into between Great Southern Life Insurance Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 2.3(f) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31,1996).

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

2.2 Stock Purchase Agreement dated February 27, 1998 between Great Southern Life Insurance Company and John Hancock Mutual Life Insurance Company related to the sale of Investors Guaranty Life Insurance Company (incorporated by reference from Exhibit
                 2.4 to Registrant's Form 10-Q (File No.33-64820) for the quarter ended March 31, 1998).

2.3 Purchase Agreement dated October 1, 1998 between the Registrant, Robert L. Myer, Great Southern Group, Inc., Marketing Services Group, Inc., NAP Partners, Inc., and Pension Consultants & Administrators, Inc. (incorporated by reference from Exhibit 25 to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1998).

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

4.3(a) Form of Registrant's $5,000,000 5 1/2% Senior Subordinated Set-off Note due 2015. (Incorporated by reference from Exhibit
                 4.1 (c) to Registrant's From 8-K report (File No. 33-64820) dated as of July 10, 1995).

4.3(b) Form of Registrant's $6,000,000, 6 1/2% Senior Subordinated Note (No. VNO-1-R) due 2010. (Two identical notes (No. VNO-1-R and No. VNO-2-R) were issued in 1998 as replacements for notes originally issued on July 10, 1995. Pursuant to instruction 2 to Item 601 of Regulation S-K, only VNO-1-R is filed).

4.4 Amended and Restated Surplus Debenture No. 004, dated December 31, 1993, as amended, in the amount of $57,760,000 made by United Fidelity Life Insurance Company (successor by merger to FHC Life Insurance Company) to the Registrant (incorporated by reference from Exhibit 4.3 to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 1994).

4.5* Amended and Restated Surplus Debenture No. 005, dated December 1, 1999, in the amount of $18,000,000 made by United Fidelity Life Insurance Company (successor by merger to FHC Life Insurance Company) to the Registrant.

4.6 Amended and Restated Surplus Debenture No. 006, dated December 1, 1995, as amended, in the amount of $16,125,753 made by United Fidelity Life Insurance Company to Registrant (incorporated by reference from Exhibit 4.6 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31,
                 1995).

4.7 Amended and Restated Surplus Debenture No. 007 dated January 1, 1999 in the amount of $38,000,000 made by United Fidelity Life Insurance Company payable to the Registrant (incorporated by reference from Exhibit 4.7 to Registrant's Form 10-Q report (File No. 33-64820) for the quarter ended June 30, 1999).

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

10.2(b) Amendment, effective as of January 1, 1996, to Tax Sharing Agreement, adding the Victory Life Insurance Company as a party (incorporated by reference from Exhibit 10.2(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

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

10.3(b) Amendment dated August 29, 1997, to Reimbursement of Expense Agreement removing Loyalty Life Insurance Company as a party (incorporated by reference from Exhibit 10.3(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December
                 31, 1997).

10.3(c) Amendment dated October 1, 1997, to Reimbursement of Expense Agreement adding Americo Services, Inc. and The Ohio State Life Insurance Company as parties and removing Argus Health Systems, Inc. as a party (incorporated by reference from Exhibit 10.3(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.4(a) Cost Sharing Agreement dated as of January 1, 1993, among the Registrant, United Fidelity Life Insurance Company, The College Life Insurance Company of America, Premium Financing
                 Specialists, Inc., PFS Holding Company, Financial Assurance Marketing Corporation, Great Southern Life Insurance Company, Loyalty Life Insurance Company and National Farmers Union Life Insurance Company (incorporated by reference from Exhibit 10.8 to Registrant's Form S-4 (File No. 33-64820) filed June 22,
                 1993).

10.4(b) Amendment dated August 29, 1997, to Cost Sharing Agreement, removing Loyalty Life Insurance Company as a party (incorporated by reference from Exhibit 10.4(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31,
                 1997).

10.4(c) Amendment dated October 1, 1997, to Cost Sharing Agreement adding Americo Services, Inc. and The Ohio State Life Insurance Company as parties and removing PFS Holding Company and Premium Financing Specialists, Inc. as parties (incorporated by reference from Exhibit 10.4(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.5 Data Processing Services Agreement dated as of January 1, 1993, between the Registrant and Financial Holding Corporation (incorporated by reference from Exhibit 10.9 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).


10.5(a) Amendment, effective January 1, 1999, to the Data Processing Agreement dated January 1, 1993, between the Registrant and Financial Holding Corporation (incorporated by reference from
                 Exhibit 10.5(a) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1999).


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

10.6(b) Amendment dated August 29, 1997, to Subsidiary Data Processing Services Agreement removing Loyalty Life as a party (incorporated by reference from Exhibit 10.6(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.6(c) Amendment dated October 1, 1997, to Subsidiary Data Processing Services Agreement adding Americo Services, Inc. and The Ohio State Life Insurance Company as parties (incorporated by reference from Exhibit 10.6(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

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


10.7(c) Third Amendment, effective January 1, 1999, to the Advisory Agreement dated September 17, 1993 by and between the Registrant and Financial Holding Corporation (incorporated by reference from Exhibit 10.7(c) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1999).

10.8 Office Building Lease dated as of January 1, 1993, between Financial Holding Corporation and United Fidelity Life Insurance Company (incorporated by reference from Exhibit 10.12 to Registrant's Form S-4 (File No. 33-64820) filed June 22,
                 1993).

10.9 Lease Agreement dated February 24, 1988, between Broadway Square Partners and United Fidelity Life Insurance Company (incorporated by reference from Exhibit 10.13 to Registrant's Form S-4 (File No.33-64820) filed June 22, 1993).

10.9(a) First Amendment to Lease Agreement dated October 10, 1998, between Broadway Square Partners and United Fidelity Life Insurance Company (incorporated by reference from Exhibit 10.9(a) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1998).

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

10.12 Office Lease Agreement dated February 19, 1997, between Metropolitan Life Insurance Company and Great Southern Life Insurance (incorporated by reference from Exhibit 10.12 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

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

10.15(a)(3)      Second  Amendment  to Master  Agreement  between  The Ohio Life
                 Insurance  Company,  The Ohio  Casualty  Insurance  Company and
                 Great Southern Life Insurance  Company dated as of November 17,
                 1997 (incorporated by reference from Exhibit 10.20(a)(3) to Registrant's Form 10-K (File No. 33-64820) for the year ended
                 December 31, 1997).

10.15(b) Assignment and Assumption Agreement between The Ohio Life Insurance Company and Great Southern Life Insurance Company dated as of October 2, 1995 (incorporated by reference from Exhibit 10.21(c) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.15(c)*        Custodian Agreement between State Street Bank and Trust Company of Boston, Massachusetts,  Employers Reassurance Corporation of
                 Overland Park, Kansas and Great Southern Life Insurance Company dated as of January 14, 2000.

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

10.15(g)(2)      Amendment No. 4 to the Reinsurance  Agreement  between
                 Employers Reassurance Company of Overland Park, Kansas and The Ohio Life Insurance Company effective April 1,
                 1996 (incorporated by reference from Exhibit 10.20(g)(2) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

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

10.15(i)(2)      First Amendment to Services  Agreement  between the Registrant,
                 The Ohio Life Insurance Company and The Ohio Casualty Insurance
                 Company dated as of March 27, 1997 (incorporated by reference from Exhibit 10.20(i)(2) to Registrant's Form 10-K (File No.
                 33-64820) for the year ended December 31, 1997).

10.15(i)(3)      Amendment to Services  Agreement  between the  Registrant,  The
                 Ohio Life  Insurance  Company and The Ohio  Casualty  Insurance
                 Company  dated  as  of  November  17,  1997   (incorporated  by
                 reference from Exhibit  10.20(i)(3) to  Registrant's  Form 10-K
                 (File No. 33-64820) for the year ended December 31, 1997).

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

10.16(l)*        Custodian  Agreement dated as of January 14, 2000,  among State
                 Street   Bank  and   Trust   Company,   Employers   Reassurance
                 Corporation and Great Southern Life Insurance Company .

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

*21.             Subsidiaries of the Registrant

*27.             Financial Data Schedule
----------------------------

         (c) Reports on Form 8-K.

              There were no reports on Form 8-K filed for the three months ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City and the State of Missouri, on the 27th day of March, 2000.


             AMERICO LIFE, INC.


             By:    /s/ Gary L. Muller
             -----------------------------------------------------

             Name:  Gary L. Muller
             Title:  President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                                                       Title                          Date


              /s/ Michael A. Merriman                    Chairman of the Board of               March 27, 2000
-----------------------------------------------------         Directors
                Michael A. Merriman


                 /s/ Gary L. Muller                      President, Chief Executive             March 27, 2000
-----------------------------------------------------     Officer and Director
                   Gary L. Muller


                /s/ Gary E. Jenkins                      Senior Vice President, Chief           March 27, 2000
-----------------------------------------------------    Financial Officer and Treasurer
                                                         (Principal Financial Officer and
                                                         Principal Accounting Officer)
                  Gary E. Jenkins

                                       F-2
                       AMERICO LIFE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements for the Three Years Ended December 31, 1999:

  Report of Independent Accountants                                         F-2

  Consolidated Balance Sheet at December 31, 1999 and 1998                  F-3

  Consolidated Statement of Income for the Years Ended
   December 31, 1999, 1998 and 1997                                         F-4

  Consolidated Statement of Stockholder's Equity for the Years Ended
   December 31, 1999, 1998 and 1997                                         F-5

  Consolidated Statement of Cash Flows for the Years Ended December
   31, 1999, 1998 and 1997                                                  F-6

  Notes to Consolidated Financial Statements                                F-8

                        Report of Independent Accountants


To the Board of Directors and
Stockholder of Americo Life, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all materials respects, the financial position of Americo Life, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 27, 2000

          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                             (Dollars in thousands)
                           December 31, 1999 and 1998

                                                                                           1999              1998
                                                                                           ----              ----
                                      Assets
Investments:
   Fixed Maturities:
     Held to maturity, at amortized cost (market: $821,335 and $914,672)             $     852,908     $     876,594
     Available for sale, at market (amortized cost: $985,854 and $893,664)                 925,997           925,191
   Equity securities, at market (cost: $33,467 and $42,201)                                 73,448            89,022
   Investment in equity subsidiaries                                                        12,141             9,669
   Mortgage loans on real estate, net                                                      227,601           190,074
   Investment real estate, net                                                              28,516            28,606
   Policy loans                                                                            209,979           210,173
   Other invested assets                                                                    30,429            17,066
                                                                                     -------------     -------------

     Total investments                                                                   2,361,019         2,346,395

Cash and cash equivalents                                                                  122,788            68,219
Accrued investment income                                                                   31,764            31,862
Amounts receivable from reinsurers                                                       1,140,206         1,207,197
Other receivables                                                                           42,596            36,529
Deferred policy acquisition costs                                                          212,860           131,574
Cost of business acquired                                                                  219,490           247,125
Amounts due from affiliates                                                                  7,710                 -
Other assets                                                                                49,729            36,913
                                                                                     -------------     -------------
     Total assets                                                                    $   4,188,162     $   4,105,814
                                                                                     =============     =============

                       Liabilities and Stockholder's Equity
Policyholder account balances                                                        $   2,599,627     $   2,501,113
Reserves for future policy benefits                                                        822,940           833,917
Unearned policy revenues                                                                    60,279            36,332
Policy and contract claims                                                                  37,821            45,467
Other policyholder funds                                                                   119,664           106,241
Notes payable                                                                              111,165           132,533
Amounts payable to reinsurers                                                               48,749            28,199
Deferred income taxes                                                                       40,531            63,600
Due to broker                                                                               53,810            36,275
Amounts due to affiliates                                                                        -             3,085
Other liabilities                                                                           68,262            61,872
                                                                                     -------------     -------------

     Total liabilities                                                                   3,962,848         3,848,634

Stockholder's equity:
   Common stock ($1 par value,  30,000 shares  authorized,  10,000 shares issued and ..
outstanding)                                                                                    10                10
   Additional paid-in capital                                                                3,745             3,745
   Accumulated other comprehensive income                                                   19,159            60,499
   Retained earnings                                                                       202,400           192,926
                                                                                     -------------     -------------

     Total stockholder's equity                                                            225,314           257,180
                                                                                     -------------     -------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                      $   4,188,162     $   4,105,814
                                                                                     =============     =============

                       Americo Life, Inc. and Subsidiaries

                        Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                      1999              1998             1997
                                                                      ----              ----             ----

Income
   Premiums and policy revenues                                 $    224,896      $    218,582      $    203,729
   Net investment income                                             227,622           226,534           219,267
   Net realized investment gains                                       4,174             8,284             2,950
   Other income                                                        6,147            12,163            12,331
                                                                ------------      ------------      ------------
     Total income                                                    462,839           465,563           438,277
                                                                ------------      ------------      ------------

Benefits and expenses
   Policyholder benefits:
     Death benefits                                                  123,644           113,552           116,196
     Interest credited on universal life and annuity products        108,088           108,664           109,392
     Other policyholder benefits                                      52,675            53,135            55,790
     Change in reserves for future policy benefits                   (23,065)          (23,845)          (18,438)
   Commissions                                                        13,771            13,390            11,230
   Amortization expense                                               73,643            87,189            43,694
   Interest expense                                                   11,704            12,057            12,089
   Other operating expenses                                           86,161            89,394            77,038
                                                                ------------      ------------      ------------
     Total benefits and expenses                                     446,621           453,536           406,991
                                                                ------------      ------------      ------------

     Income before provision for income taxes                         16,218            12,027            31,286

Provision for income taxes                                             4,744             3,235             9,230
                                                                ------------      ------------      ------------
     Net income                                                 $     11,474      $      8,792      $     22,056
                                                                ============      ============      ============

Net income per common share                                      $  1,147.40       $    879.20       $  2,205.60
                                                                 ===========       ===========       ===========

                       Americo Life, Inc. and Subsidiaries

                 Consolidated Statement of Stockholder's Equity
                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997


                                                     1999                     1998                    1997
                                                     ----                     ----                    ----

Common stock
   Balance at beginning and end of year     $      10                $      10               $      10
                                            ---------                ---------               ---------

Additional paid-in capital
   Balance at beginning and end of year         3,745                    3,745                   3,745
                                            ---------                ---------               ---------

Accumulated other comprehensive income
   Balance at beginning of year                60,499                   56,973                  37,189
   Change during year                         (41,340)  $ (41,340)       3,526    $  3,526      19,784     $19,784
                                            ---------   ---------    ---------               ---------
   Balance at end of year                      19,159                   60,499                  56,973
                                            ---------                ---------               ---------

Retained earnings
   Balance at beginning of year               192,926                  186,134                 166,078
   Net income                                  11,474      11,474        8,792       8,792      22,056       22,056
                                                        ---------                ---------                ---------
   Comprehensive income (loss)                          $ (29,866)               $  12,318                $  41,840
                                                        =========                =========                =========
   Dividends                                   (2,000)                  (2,000)                 (2,000)
                                            ---------                ---------               ---------
   Balance at end of year                     202,400                  192,926                 186,134
                                            ---------                ---------               ---------

     Total stockholder's equity             $ 225,314                $ 257,180               $ 246,862
                                            =========                =========               =========

                       Americo Life, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                               1999          1998          1997
                                                                               ----          ----          ----
Cash flows from operating activities
Net income                                                                 $    11,474   $     8,792   $   22,056
                                                                           -----------   -----------   ----------
Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                79,033        86,679       47,305
   Deferred policy acquisition costs                                           (63,511)      (61,179)     (34,220)
   Undistributed earnings of equity subsidiaries                                (2,728)       (2,581)      (3,622)
   Distributed earnings of equity subsidiaries                                     240         9,943            -
   Amortization of unrealized investment gains                                  (2,826)      (14,407)      (6,973)
   (Increase) decrease in assets net of effects from business acquisitions:
     Accrued investment income                                                      99        (3,277)        (797)
     Other invested assets                                                                        -             -
     Amounts receivable from reinsurers                                         60,215        64,438    (162,334)
     Other receivables                                                           1,057       (14,483)      (9,824)
     Other assets, net of amortization                                         (17,615)        6,586       10,462
   Increase (decrease) in liabilities net of effects from business acquisitions:
     Reserves for future policy benefits and unearned policy revenues          (12,124)     (49,315)          371
     Policyholder account balances                                             (90,370)        5,747       72,899
     Policy and contract claims                                                 (7,646)        8,857       (2,258)
     Other policyholder funds                                                   13,424        30,279       (5,482)
     Amounts payable to reinsurers                                              20,550        15,999       (2,053)
     Federal income taxes payable                                                   -           (164)         164
     Provision for deferred income taxes                                        (1,002)       3,757         4,277
     Other liabilities                                                           6,388         1,104        7,207
     Amounts due to/due from affiliates                                        (10,795)       (3,362)      (4,100)
   Net realized gains on investments                                            (4,174)       (8,284)      (2,950)
   Gain on sale of subsidiary                                                       -         (4,855)      (4,848)
   Amortization on bonds and mortgage loans                                      1,351         3,425        1,722
   Other changes                                                                (1,347)       (4,902)      (4,564)
                                                                           -----------   ------------  ----------
   Total adjustments                                                           (31,781)       70,005      (99,618)
                                                                           -----------   -----------   ----------
       Net cash provided (used) by operating activities                        (20,307)       78,797      (77,562)
                                                                           -----------   -----------   ----------


                                                                   (Continued)

                       Americo Life, Inc. and Subsidiaries

                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                               1999          1998          1997
                                                                               ----          ----          ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                 $  (425,122)  $  (338,645)  $  (421,408)
   Purchases of equity securities                                             (106,290)     (107,983)      (67,815)
   Purchases of other investments                                              (13,766)       (7,972)      (21,944)
   Mortgage loans originated                                                   (58,299)      (51,461)      (24,777)
   Maturities or redemptions of fixed maturity investments                      10,319        32,110        89,206
   Sales of fixed maturity investments                                         346,488       257,910       380,251
   Sales of equity securities                                                  125,627       108,383       173,455
   Sales of other investments                                                        -        11,494        13,257
   Sale of subsidiary, net of cash sold                                              -        13,779        10,911
   Payment for subsidiaries acquired, net of cash acquired                           -       (15,377)     (248,581)
   Repayments from mortgage loans                                               20,892        27,818        45,287
   Change in due to broker                                                       1,608         3,151       (18,662)
   Change in policy loans                                                          193         4,723         4,470
                                                                           -----------   -----------   -----------
     Net cash used by investing activities                                     (98,350)      (62,070)      (86,350)
                                                                           -----------   -----------   -----------

Cash flows from financing activities
   Repayments of notes payable                                                 (21,318)         (283)         (542)
   Receipts credited to policyholder account balances                          454,864       284,251       192,648
   Return of policyholder account balances                                    (258,320)     (267,335)      (85,404)
   Dividends paid                                                               (2,000)       (2,000)       (2,000)
                                                                           ------------  ------------  -----------
     Net cash provided by financing activities                                 173,226        14,633       104,702
                                                                           -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                            54,569        31,360       (59,210)
Cash and cash equivalents at beginning of year                                  68,219        36,859        96,069
                                                                           -----------   -----------   -----------
Cash and cash equivalents at end of year                                   $   122,788   $    68,219   $    36,859
                                                                           ===========   ===========   ===========

Supplemental disclosures of cash flow information Cash paid during year for:
Interest                                                                   $    11,647   $    12,084   $    12,095
Income taxes                                                                     3,515          (359)        4,789

Supplemental schedule of non-cash investing and financing activities Acquisition of subsidiaries:
     Fair value of assets acquired, net of cash acquired                   $        -    $ 19,733      $   948,724
     Liabilities                                                                    -          (4,356)    (700,143)
                                                                           ----------    ------------  ------------
     Payment for subsidiaries acquired, net of cash acquired               $        -    $ 15,377      $   248,581
                                                                           ==========    ========      ===========

                       Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

     Americo Life, Inc. ("the Company") is a holding company for the following stock life insurance companies, all of which are 100% owned: United Fidelity Life Insurance Company ("United Fidelity"), Great Southern Life Insurance Company ("Great Southern"), The College Life Insurance Company of America ("College Life"), National Farmers Union Life Insurance Company ("National Farmers"), Financial Assurance Life Insurance Company ("Financial Assurance") and The Ohio State Life Insurance Company ("Ohio State"), collectively referred to as the Insurance Companies. In May 1998, the Company sold Investors Guaranty Life Insurance Company ("Investors Guaranty") to an unrelated party and, in August 1997, the Company sold Loyalty Life Insurance Company ("Loyalty Life") to an unrelated party. College Life owns 100% of NAP Partners, Inc. and Pension Consultants and Administrators, Inc. which are agency operations. The Company also has a 50% interest in Argus Health Systems, Inc. ("Argus"), which processes prescription drug claims. The Company is a wholly-owned subsidiary of Financial Holding Corporation ("FHC").

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

Principles of consolidation and basis of presentation

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. The Insurance Companies maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In the accompanying financial statements, such accounts have been adjusted to conform with generally accepted accounting principles ("GAAP"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

New Pronouncements

     In December 1997, the American Institute of Certified Public Accountants ("AICPA") approved Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for determining when an entity should recognize a liability for guaranty-fund and other insurance-related assessments and a related asset for assessments which may be recovered through future premium tax offsets. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this accounting standard did not have a significant impact on the consolidated financial statements of the Company.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of this accounting standard is not expected to have a significant impact on the consolidated financial statements of the Company.

Cash equivalents

     The Company considers all highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.


Deferred policy acquisition costs and cost of business acquired

     The costs of new business produced, principally commissions, certain policy issue and underwriting expenses and certain variable agency expenses, are deferred. The cost of business acquired represents the amount of purchase price assigned to the value of the policies at acquisition. The cost of business acquired asset is no greater than the actuarially determined present value of future profits of the policies purchased. For traditional life products, these costs are amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing benefit reserves. For universal life, interest-sensitive and investment products, these costs are amortized in relation to the present value, using the current and projected credited interest rate, of expected gross profits of the policies over the anticipated coverage period.

     Retrospective adjustment of these amounts are made annually upon the revision of estimates of current or future gross profits on universal life-type and annuity products to be realized from a group of policies. Recoverability of deferred policy acquisition costs and the cost of business acquired is evaluated annually by comparing the current estimate of future profits to the unamortized asset balances. The revision of estimates of future gross profits increased (decreased) income related to deferred policy acquisition costs before provision for income taxes by $985, $6,203 and $(4,131) for the years ended December 31, 1999, 1998 and 1997, respectively. The revision of estimates of future gross profits increased (decreased) income related to the cost of business acquired before provision for income taxes by $(457), $(7,105) and $1,617 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Universal life-type and annuity products

     Policyholder account balances of universal life-type, interest-sensitive and annuity products represent accumulated contract values, without reduction for potential surrender charges and deferred front-end contract charges which are amortized over the term of the policies. Revenue for universal life-type and other interest-sensitive products is principally comprised of insurance and policy administration fees and surrender charges, as well as amortization of deferred front-end contract charges. Benefits and claims are charged to expense in the period incurred, net of related accumulated contract values released. Interest on accumulated contract values is credited to contracts as earned. Crediting rates for universal life-type and annuity products ranged from 3% to 6% at December 31, 1999.

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

Participating policies

     Participating life insurance policies represent approximately 1.2%, 1.3% and 1.7% of the ordinary life insurance in force at December 31, 1999, 1998 and 1997, respectively. Premium income related to participating life insurance policies represents 3.8%, 3.3% and 3.3% of premiums and policy revenues for the years 1999, 1998 and 1997, respectively. The dividends paid and accrued are calculated in accordance with the terms of the individual policy provisions and the dividend schedule as reviewed and approved annually by the Board of Directors.

Property and equipment

     Company-occupied property, data processing equipment and furniture and office equipment, included in other assets, are stated at cost less accumulated depreciation of $10,814 and $12,434 at December 31, 1999 and 1998, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $5,358, $5,492 and $3,436 for the years ended December 31, 1999, 1998 and 1997, respectively.

Income taxes

     Provision for income taxes includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income for the period in which the change is enacted.

Net income per common share

     Net income per common share is calculated by dividing the appropriate income item by the average number of shares of common stock outstanding during the period. There were no common share equivalents outstanding during 1999, 1998 or 1997.

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

     The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                               1999                               1998
                                                  -------------------------------    -------------------------------

                                                     Carrying          Fair             Carrying          Fair
                                                      Amount          Value              Amount          Value
Financial assets:
   Fixed maturities held to maturity                $   852,908     $   821,335        $   876,594     $   914,672
   Fixed maturities available for sale                  925,997         925,997            925,191         925,191
   Equity securities                                     73,448          73,448             89,022          89,022
   Mortgage loans                                       227,601         229,538            190,074         203,135
   Policy loans                                         209,979         209,979            210,173         210,173
   Other invested assets                                 10,000           9,775             10,000          10,515
   Cash and cash equivalents                            122,788         122,788             68,219          68,219
Financial liabilities:
   Annuities                                          1,122,400       1,021,384          1,042,622         963,911
   Notes payable                                        111,165         111,165            132,533         134,283

3.    Changes in Subsidiaries

     On April 15, 1997, the Company acquired all of the outstanding common stock of Ohio State and Investors Guaranty from Farmers Group, Inc. pursuant to a stock purchase agreement dated January 21, 1997. The purchase price was $345,387. The acquisition of Ohio State and Investors Guaranty was accounted for using the purchase method of accounting. The operating results of Ohio State and Investors Guaranty are included in the Company's statement of income after the date of acquisition.

     The assets acquired and liabilities assumed related to the acquisition of Ohio State and Investors Guaranty were as follows:

Assets acquired:
         Fixed maturities                             $   623,790
         Equity securities                                123,418
         Cash and cash equivalents                         90,219
         Cost of business acquired                        141,919
         Other assets                                      59,597
                                                    -------------
                                                    $   1,038,943
Liabilities assumed:
         Policyholder account balances              $     521,355
         Reserves for future policy benefits              153,482
         Other liabilities                                 18,719
                                                     ------------
                                                    $     693,556

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

     Ohio State and Investors Guaranty transferred bonds and policy loans to the Reinsurer equal to the statutory reserve liabilities less the ceding commission. The policy liabilities are included in the Company's consolidated balance sheet. The assets retained by the Reinsurer are included on the Company's consolidated balance sheet as a receivable from the Reinsurer. The cost of business acquired asset related to the acquired business has been reduced to reflect the net 30% coinsurance.

     The acquisition of Ohio State and Investors Guaranty was funded by internal funds and the proceeds of a $240,000 repurchase agreement. Upon receipt of the $146,000 ceding commission from the Reinsurer, Ohio State and Investors Guaranty paid dividends totaling $200,000 to the Company. The repurchase agreement was closed out in 1997.

     Summarized unaudited pro forma consolidated financial information of the Company is set forth in the following table. This financial information is presented assuming the acquisition of Ohio State and Investors Guaranty occurred on January 1, 1997.

                                                                 1997

      Total revenue                                            $  458,203
      Net income                                                   21,701
      Net income per common share                                2,170.10

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

     In October 1998, the Company entered into a series of transactions with the individual owning the 50% of College Insurance Group, Inc. ("CIG") not owned by the Company. The purpose of the transactions was to consolidate all of the activities in the asset accumulation markets conducted by CIG and other entities owned 100% by the individual with those of the Company. Specifically, the Company acquired the other 50% of CIG for $6,236 and acquired the stock or assets of various marketing entities wholly-owned by the individual for $9,518 plus contingent consideration of up to an additional $5.0 million based on achieving certain sales production levels. In addition, the Company recaptured all of the insurance liabilities that were previously ceded to an entity owned by the individual. The Company paid $2,624 and $3,945 in 1999 and 1998, respectively and will pay $2,580 in 2000 to recapture these liabilities.

     In  1997,  Great  Southern  sold  the  stock of  Loyalty  Life for  $12,280 resulting in a $4,848 gain. Prior to this sale, several of the Company's insurance subsidiaries entered into agreements with Loyalty Life for the assumption of Loyalty Life insurance liabilities. As of the date of sale, Loyalty Life had assets totaling $32.4 million and liabilities totaling $20.0 million.

4.   Investments

Fixed Maturities

     The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities, are as follows:

                                                                              December 31, 1999
                                                      ------------------------------------------------------------------

                                                                          Gross              Gross         Estimated
                                                        Amortized      Unrealized          Unrealized        Market
                                                           Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities             $      2,366    $         29       $        (95)   $      2,300
   Public utility securities                                 52,323             521             (2,336)         50,508
   Corporate securities                                     516,098           3,609            (25,661)        494,046
   Asset-backed securities                                   29,305               -             (1,674)         27,631
   Mortgage-backed pass-through securities                   26,463             419               (606)         26,276
   Collateralized mortgage obligations                      226,353             643             (6,422)        220,574
                                                      -------------   -------------      -------------   -------------
                                                            852,908           5,221            (36,794)        821,335
                                                      -------------   -------------      -------------   -------------
Available for sale:
   U.S. Treasury and government securities                   27,360             277               (108)         27,529
   Public utility securities                                 42,300              32             (1,861)         40,471
   Corporate securities                                     636,371             373            (50,677)        586,067
   Asset-backed securities                                   88,857             182             (5,142)         83,897
   Mortgage-backed pass-through securities                   83,560             238             (1,482)         82,316
   Collateralized mortgage obligations                      107,406           1,234             (2,923)        105,717
                                                      -------------   -------------      -------------   -------------
                                                            985,854           2,336            (62,193)        925,997
                                                      -------------   -------------      -------------   -------------
     Subtotal, all fixed maturities                       1,838,762           7,557            (98,987)      1,747,332
                                                      -------------   -------------      -------------   -------------
Equity securities                                            33,467          41,319             (1,338)         73,448
                                                      -------------   -------------      --------------  -------------
     Total fixed maturities and equity securities      $  1,872,229    $     48,876       $   (100,325)   $  1,820,780
                                                      =============   =============      =============-  =============

                                                                              December 31, 1998
                                                      ------------------------------------------------------------------

                                                                          Gross              Gross         Estimated
                                                        Amortized      Unrealized          Unrealized        Market
                                                           Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities             $      3,402    $        191       $          -    $      3,593
   Public utility securities                                 47,290           2,871                 (1)         50,160
   Corporate securities                                     511,028          28,672             (1,316)        538,384
   Asset-backed securities                                   29,961             991                (24)         30,928
   Mortgage-backed pass-through securities                   28,963           1,185                 (8)         30,140
   Collateralized mortgage obligations                      255,950           6,146               (629)        261,467
                                                       ------------    ------------       ------------    ------------
                                                            876,594          40,056             (1,978)        914,672
                                                       ------------    ------------       ------------    ------------
Available for sale:
   U.S. Treasury and government securities                   40,858           2,063                 (1)         42,920
   Public utility securities                                 33,338           1,695                  -          35,033
   Corporate securities                                     546,654          25,081             (5,762)        565,973
   Asset-backed securities                                   78,778           3,469               (115)         82,132
   Mortgage-backed pass-through securities                  109,375           2,673                (62)        111,986
   Collateralized mortgage obligations                       84,661           2,713               (227)         87,147
                                                       ------------    ------------       -------------   ------------
                                                            893,664          37,694             (6,167)        925,191
                                                       ------------    ------------       -------------   ------------
     Subtotal, all fixed maturities                       1,770,258          77,750             (8,145)      1,839,863
                                                       ------------    ------------       ------------    ------------
Equity securities                                            42,201          47,043               (222)         89,022
                                                       ------------    ------------       ------------    ------------
     Total fixed maturities and equity  securities     $  1,812,459    $    124,793       $     (8,367)   $  1,928,885
                                                       ============    ============       ============    ============


     The amortized cost and estimated market value of mortgage-backed securities by category at December 31, 1999 are as follows:

                                                              Held to Maturity               Available for Sale
                                                         ---------------------------     ---------------------------

                                                                        Estimated                       Estimated
                                                          Amortized    Market Value       Amortized    Market Value
                                                             Cost                            Cost

Pass-through agency securities                            $   26,463    $   26,276        $   83,560    $   82,316

Collateralized mortgage obligations:
   Sequential class                                           57,206        55,556            84,846        83,772
   Planned amortization class                                 60,989        58,895             4,249         4,264
   Very accurately defined maturity                           95,458        93,683             7,198         6,669
   Other                                                      12,700        12,440            11,113        11,012
                                                          ----------    ----------        ----------    ----------
                                                             226,353       220,574           107,406       105,717
                                                          ----------    ----------        ----------    ----------
     Total securities                                     $  252,816    $  246,850        $  190,966    $  188,033
                                                          ==========    ==========        ==========    ==========


     The amortized cost and estimated market value of fixed maturities which are held to maturity and available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                              Fixed Maturities                Fixed Maturities
                                                              Held to Maturity               Available for Sale
                                                         ---------------------------     ---------------------------

                                                                        Estimated                       Estimated
                                                          Amortized    Market Value       Amortized    Market Value
                                                             Cost                            Cost

Due in one year or less                                   $    7,680    $    7,334        $   16,613    $   16,701
Due after one year through five years                        172,112       167,574           100,550        97,857
Due after five years through ten years                       219,743       208,142           238,822       225,001
Due after ten years                                          171,252       163,804           350,044       314,508
Mortgage-backed securities                                   282,121       274,481           279,825       271,930
                                                          ----------    ----------        ----------    ----------
                                                          $  852,908    $  821,335        $  985,854    $  925,997
                                                          ==========    ==========        ==========    ==========

     At December 31, 1999, the Company held below investment grade (S&P rating below BBB-) corporate debt securities with an aggregate carrying value of $34,097 and market value of $33,045. At December 31, 1998, the Company held below investment grade corporate debt securities with an aggregate carrying value of $14,941 and market value of $14,950. These holdings amounted to 0.8% and 0.4% of the Company's total assets at December 31, 1999 and 1998, respectively.

     Fixed maturities with an amortized book value of $30,198 and $29,223 were on deposit with insurance regulatory agencies of certain states at December 31, 1999 and 1998, respectively.

     The Company owns a $10,000, 9.25% senior subordinated note ("the note") issued by PFSH which matures in September 2004. The note is included in other invested assets on the Company's consolidated balance sheet.

Mortgage loans on real estate

     At December 31, mortgage loans on real estate consisted of:

                                                                                       1999              1998
                                                                                       ----              ----

      Mortgage loan principal                                                       $  227,976       $  190,838
      Net unamortized purchase discount                                                    (75)            (464)
      Allowance for losses                                                                (300)            (300)
                                                                                  -------------    ------------
         Net mortgage loans                                                         $  227,601       $  190,074
                                                                                  ============     ============

     The Company's mortgage loans on real estate are diversified by property type, location and loan size and are collateralized by the related properties. At December 31, 1999, mortgage loans on real estate were concentrated in the following property types:

                                                                                                        % 0f
                                                                                       1999           Portfolio
      Property type:
         Commercial
           Multi-family apartments                                                  $   77,376            34.0%
           Retail space                                                                 49,582            21.8
           Industrial/Warehouses                                                        63,718            28.0
           Office buildings                                                             35,278            15.5
         Residential                                                                     1,647             0.7
                                                                                    ----------         -------
           Total                                                                    $  227,601           100.0%
                                                                                    ==========           =====

     At December 31, 1999, the following states had a concentration of mortgage loans aggregating more than 10% of the Company's mortgage loans: Texas - $43,236; Missouri - $29,431; and Kansas - $30,680.

Investment in equity subsidiaries

     The following table presents summarized financial information on a combined proportionate basis of the Company's equity affiliates. Amounts presented included the accounts of the Company's equity subsidiaries, CIG, Argus, Hereford LLP and a hotel joint venture. The Company acquired the remaining 50% of CIG in 1998. Subsequent to the acquisition date, the operations of CIG are consolidated in the Company's financial statements.

                                                                           1999          1998           1997
                                                                           ----          ----           ----

      Current assets                                                   $     7,382   $     5,471    $    16,630
      Noncurrent assets                                                     17,466        17,547         96,494
      Current liabilities                                                    3,324         3,353          4,883
      Noncurrent liabilities                                                 9,383         9,996         86,571
      Net revenues                                                          27,864        32,124         28,910
      Expenses applicable to net revenues                                   23,688        26,560         23,521
      Income from continuing operations                                      4,176         3,740          5,083
      Net income                                                             2,776         2,581          3,244

     In 1999, the Company received a cash distribution from Hereford LLP of $240. In 1998, the Company received cash dividends from Argus and Hereford LLP of $9,500 and $443, respectively.

Net investment income

     Net investment income for the years ended December 31, is comprised of the following:

                                                                               1999          1998          1997
                                                                               ----          ----          ----

Fixed maturities                                                            $  126,739    $  124,157   $   117,197
Equity securities                                                                1,328         1,484         1,437
Equity in earnings of equity subsidiaries                                        2,776         2,581         3,622
Mortgage loans on real estate                                                   16,883        16,518        16,712
Policy loans                                                                    12,572        12,671        12,420
Reinsurance funds held by reinsurer                                             60,342        66,895        65,747
Cash, short-term investments and other                                          12,431         8,005         8,770
                                                                           -----------   -----------   -----------
         Total investment income                                               233,071       232,311       225,905
Less investment expenses                                                        (5,449)       (5,777)       (6,638)
                                                                           -----------   -----------   -----------
         Net investment income                                              $  227,622   $   226,534   $   219,267
                                                                           ===========   ===========   ===========

Realized gains and losses

     Realized gains and losses from the sales and other redemptions of investments for the years ended December 31, are as follows:

                                                                               1999          1998          1997
                                                                               ----          ----          ----
Fixed maturity securities:
   Held to maturity:
     Realized gains                                                        $         -   $         -   $         -
     Realized losses                                                                 -             -             -
   Available for sale:
     Realized gains                                                              3,199        23,193         4,688
     Realized losses                                                              (592)       (1,212)       (4,097)
Equity securities:
   Realized gains                                                               14,391         6,018         4,582
   Realized losses                                                             (13,032)      (21,642)       (5,349)
Other investments:
   Realized gains                                                                  276         4,929         5,339
   Realized losses                                                                 (68)       (3,002)       (2,213)
                                                                           -----------   -----------   -----------
Total net realized investment gains                                         $    4,174   $     8,284   $     2,950
                                                                           ===========   ===========   ===========

     Following are the components of net unrealized investment gains as of December 31:

                                                                                             1999          1998
                                                                                             ----          ----
Investments carried at amortized cost:
   Fixed maturities available for sale                                                   $   (62,186)  $    29,200
   Fixed maturities reclassified from available for sale to held to maturity                  33,482        36,509
Investments carried at estimated fair value:
   Equity securities                                                                          39,981        47,172
Effect on other balance sheet accounts                                                        16,984       (21,019)
Deferred income taxes                                                                         (9,102)      (31,363)
                                                                                         -----------   -----------
     Net unrealized investment gains                                                     $    19,159   $    60,499
                                                                                         ===========   ===========

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("the Guide") which, among other things, provided entities with a one-time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category. In 1993, the Company transferred securities from the available for sale category to the held to maturity category. The net unrealized gains of $33,482 and $36,509 at December 31, 1999 and 1998, respectively, relating to these investments transferred to held to maturity are being amortized into income using the effective yield method over the lives of the related securities.

The components of other comprehensive income are as follows:


                                                                    Amounts            Income       Amounts Net of
                                                                   Before Tax          Taxes              Tax

1999

Unrealized holding losses arising during period                   $   (60,535)      $    21,188       $   (39,347)
Reclassification adjustments for gains realized
  in net income                                                        (3,066)            1,073            (1,993)
                                                                  -----------       -----------       -----------
Other comprehensive income                                        $   (63,601)      $    22,261       $   (41,340)
                                                                  ===========       ===========       ===========

1998

Unrealized holding gains arising during period                    $    15,689       $    (5,470)      $    10,219
Reclassification adjustments for gains realized
  in net income                                                       (10,297)            3,604            (6,693)
                                                                  -----------       -----------       -----------
Other comprehensive income                                        $     5,392       $    (1,866)      $     3,526
                                                                  ===========       ===========       ===========

1997

Unrealized holding gains arising during period                    $    30,939       $   (11,041)      $    19,898
Reclassification adjustments for gains realized
  in net income                                                          (176)               62              (114)
                                                                  -----------       -----------       -----------
Other comprehensive income                                        $    30,763       $   (10,979)      $    19,784
                                                                  ===========       ===========       ===========

     The carrying value of investments that were non-income producing during the three year period ended December 31, 1999 was not material to the Company's consolidated financial position.

5.    Deferred Policy Acquisition Costs and Cost of Business Acquired

     The balances of and changes in deferred policy acquisition costs and the cost of business acquired as of and for the three years ended December 31, are as follows:

                                                                               1999          1998          1997
                                                                               ----          ----          ----

Deferred policy acquisition costs:
  Balance, beginning of year                                               $   131,574   $    87,840   $    72,438
  Capitalization of expenses                                                    64,813        44,548        34,220
  Other additions                                                                    -        30,645             -
  Interest accretion                                                             9,290         7,286         5,802
  Amortization                                                                 (44,667)      (19,868)      (27,207)
  Amounts related to fair value adjustment of fixed maturity securities         51,850       (18,877)        2,587
                                                                           -----------   -----------   -----------
  Balance, end of year                                                     $   212,860   $   131,574   $    87,840
                                                                           ===========   ===========   ===========

Cost of business acquired:
  Balance, beginning of year                                               $   247,125   $   300,180   $   200,710
  Additions                                                                        425         9,497       124,052
  Interest accretion                                                            12,356        15,453        18,157
  Amortization                                                                 (50,283)      (77,524)      (46,904)
  Amounts related to fair value adjustment of fixed maturity securities          9,867          (481)        4,165
                                                                           -----------   -----------   -----------
  Balance, end of year                                                     $   219,490   $   247,125   $   300,180
                                                                           ===========   ===========   ===========


     The estimated amortization and interest accretion of the cost of business acquired for the five years ending December 31, 2004 are as follows:

                                                 Interest           Estimated
                           Amortization          Accretion        Net Decrease

         2000               $   43,257         $   10,409           $   32,848
         2001                   36,855              9,036               27,819
         2002                   30,668              7,865               22,803
         2003                   25,684              6,872               18,812
         2004                   21,084              6,041               15,043

6.    Insurance Liabilities and Reinsurance

     Insurance liabilities at December 31, consist of the following:

                                                                                          1999            1998
                                                                                          ----            ----
Policyholder account balances:
   Universal life                                                                    $  1,477,227    $  1,458,491
   Annuities                                                                            1,122,400       1,042,622
                                                                                     ------------    ------------
                                                                                     $  2,599,627    $  2,501,113
                                                                                     ============    ============

Reserves for future policy benefits:
   Traditional life                                                                  $    807,391    $    818,312
   Accident and health                                                                      2,524           2,458
   Supplementary contracts                                                                 13,025          13,147
                                                                                     ------------    ------------
                                                                                     $    822,940    $    833,917
                                                                                     ============    ============

     At December 31, 1999, approximately 92% of the annuity account balances of the Insurance Companies are subject to surrender charges upon early withdrawal.

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

     These various agreements are collectively referred to as the "Reinsurance Agreements". The Company accounts for the Reinsurance Agreements by recording the direct and assumed insurance liabilities and amounts receivable from Reinsurer equal to the assets held by the Reinsurer. Premiums and policy revenues and policyholder benefits assumed under the modified coinsurance agreements are included in the Company's statement of income. Interest income earned on the assets held by the Reinsurer is recorded as investment income.

     At December 31, the amounts receivable from reinsurers, the cost of business acquired and the insurance liabilities related to the Reinsurance Agreements included on the Company's consolidated balance sheet are as follows:


                                                                                        1999              1998
                                                                                        ----              ----

Amounts receivable from reinsurers                                                  $  1,029,780     $  1,101,255
Cost of business acquired                                                                127,397          151,234
Insurance liabilities                                                                  1,143,645        1,249,689

     The Reinsurer will receive all statutory profits from the reinsured policies until the Reinsurer has recovered the initial ceding commission. Upon termination of the modified coinsurance agreements, Great Southern is required to reimburse the Reinsurer for the amount of the unrecovered ceding commission.

    Amounts receivable from reinsurers consists of the following at December 31:

                                                                                        1999              1998
                                                                                        ----              ----

Amounts recoverable for ceded future policy benefits                               $   1,172,898    $   1,274,931
Unrecovered ceding commission                                                           (113,865)        (148,435)
Amounts recoverable on ceded policy and contract claims                                   16,277           17,996
Amounts recoverable on paid losses                                                         6,110            3,901
Other                                                                                     58,786           58,804
                                                                                   -------------    -------------
                                                                                   $   1,140,206    $   1,207,197
                                                                                   =============    =============

     Amounts receivable from reinsurers include $13,221 and $13,721 from another unrelated insurance company at December 31, 1999 and 1998, respectively.

     Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 1999, no allowance has been established as all amounts are deemed collectible.

     Premiums ceded under reinsurance agreements were $49,905, $50,283 and $48,279 for the years ended December 31, 1999, 1998 and 1997, respectively. Reinsurance recoveries netted against other policyholder benefits totaled $55,494, $52,738 and $55,825 for the years ended December 31, 1999, 1998 and
1997, respectively. The Insurance Companies are liable for reinsurance ceded to other companies in the event the reinsurers are unable to pay their portion of the policy benefits.

     Certain of the Insurance Companies have ceded blocks of insurance under financial reinsurance treaties to provide funds for acquisitions and other purposes. These reinsurance transactions represent financial arrangements under generally accepted accounting principles, and accordingly, are not reflected in the accompanying financial statements, except for the associated risk fees. For statutory accounting purposes, these financial reinsurance transactions provide a reserve credit which increases statutory surplus.

     Certain financial reinsurance treaties entered into by the Insurance Companies contain minimum statutory surplus requirements and require the Insurance Companies to place securities in an escrow account ($71,454 at December 31, 1999) to secure obligations to the reinsurer. The Insurance Companies are in compliance with all requirements at December 31, 1999.

7.    Notes Payable

     Notes payable at December 31, are comprised of the following:

                                                                                             1999          1998
                                                                                             ----          ----

Senior subordinated notes bearing interest at 9.25%, due 2005                            $   100,000   $   100,000
Borrowing under $70,000 amended and restated credit agreement, bearing interest at
7/8% over LIBOR rate                                                                               -        21,000
Unsecured discounted $12,000 notes, bearing interest at an effective interest rate of
11.5%, payable in semi-annual equal installments due 2010                                      7,616         7,976
Unsecured discounted $5,000 note, bearing interest at an effective interest rate of
12.0% due 2015                                                                                 3,094         3,053
Other                                                                                            455           504
                                                                                         -----------   -----------
                                                                                         $   111,165   $   132,533
                                                                                         ===========   ===========

     The senior subordinated notes (the Notes) are redeemable at the option of the Company, in whole or in part, at 100% of the principal amount on January 1, 2000 and thereafter.

     In 1995, the Company entered into a $70,000 Credit Agreement which was provided by a syndicate of lenders with The Chase Manhattan Bank as the administrative agent. The Credit Agreement was amended and restated in December 1996 and subsequently amended in 1997 and 1998. The Company repaid all amounts outstanding under the Credit Agreement during 1999. The Credit Agreement operated as a revolving credit facility until December 31, 1999, at which time it was terminated. Amounts outstanding under the Credit Agreement accrued interest at a variable rate or the prime rate. The Company paid 0.2% per year on the unused portion of the Credit Agreement.

     The unsecured discounted notes bear interest at 6.5% per annum payable semi-annually and rank pari passu with the Notes. The Company recorded the notes at their fair value at the date of issuance using effective interest rates of 11.5% and 12.0%. The unamortized discount at December 31, 1999 was $3,804. The $5,000 note is subject to contractual set-off rights and is held under a pledge and escrow agreement to secure certain indemnification obligations to the Company.

     The Notes contain certain covenants including, but not limited to, limitations on indebtedness, liens securing indebtedness, sale or issuance of capital stock of the Company's subsidiaries, restricted payments, issuance of other subordinated indebtedness, investments, dividends and other distributions by the Company's subsidiaries and transactions with affiliates. The Company was in compliance with all debt covenants at December 31, 1999.

     The aggregate principal payments due during each of the next five years are as follows:

           2000             $      377
           2001                    396
           2002                    443
           2003                    496
           2004                    551
           Later years         108,902
                            ----------
                            $  111,165


8.    Stockholder's Equity and Statutory Surplus

     The Insurance Companies are required by the applicable state's department of insurance to maintain minimum levels of statutory capital and surplus. The reported statutory capital and surplus of each company at December 31, 1999 was:

                                                           Reported Statutory
                Company                                    Capital and Surplus

                United Fidelity                             $    87,190
                Great Southern                                  150,981
                College Life                                     32,393
                National Farmers                                 44,867
                Ohio State                                      125,314
                Financial Assuranc                                5,766

     Dividend distributions of the Insurance Companies to their respective stockholder exceeding the greater of statutory net gain from operations during the preceding year or 10% of capital and surplus at the end of the preceding year are subject to the prior approval of the Texas Department of Insurance. Dividends from the Insurance Companies may be paid only from statutory earned surplus as determined in accordance with accounting practices prescribed or permitted by the Texas Department of Insurance. In addition, the National Association of Insurance Commissioners ("NAIC") and Texas each have minimum risk-based capital requirements which effectively restrict the payment of dividends by the Insurance Companies. At December 31, 1999 the Insurance Companies had statutory capital and surplus in excess of the levels required by the NAIC and Texas risk-based capital guidelines.

     SOP 94-5 "Disclosure of Certain Matters in the Financial Statements of Insurance Enterprises" requires insurance enterprises to disclose permitted statutory accounting practices which have a material effect on capital and surplus or RBC. Permitted practices encompass those practices not prescribed by state laws, regulations and administrative rules or by existing NAIC authoritative literature. The Company does not have any statutory accounting practices which are required to be disclosed under SOP 94-5.

Accounting   practices  used  to  prepare  statutory  financial  statements  for regulatory filings of stock life insurance companies differ from GAAP. The following table summarizes capital stock and surplus and net income of the Insurance Companies determined in accordance with accounting practices prescribed or permitted by the state insurance departments. Included in these amounts are amounts recorded in accordance with GAAP for non-insurance subsidiaries.

                                               1999              1998              1997
                                               ----              ----              ----

           Capital and common stock         $ 128,370       $  129,204        $  124,600
           Net income (loss)                   16,573          (13,422)          163,927

9.    Income Taxes

     Americo Life, Inc. will file a consolidated federal life and non-life income tax return with FHC and FHC's eligible life and non-life subsidiaries for 1999. As Financial Assurance is ineligible to join in the filing of the consolidated return, it will file separately. The Company and its subsidiaries are charged or credited an amount of federal income tax equal to the tax that would have been due for each entity on a separate return basis in accordance with a written tax allocation agreement. Net operating losses of members in each consolidated return are utilized on a first-in, first-out basis.

The provision for U.S. federal income taxes for the years ended December 31, is comprised of the following:

                                                                               1999          1998          1997
                                                                               ----          ----          ----

Current tax provision                                                      $     5,746   $      (522)  $     4,953
Deferred tax provision                                                          (1,002)        3,757         4,277
                                                                           -----------   -----------   -----------
   Provision for income taxes                                              $     4,744   $     3,235   $     9,230
                                                                           ===========   ===========   ===========

     The provision for income taxes differed from the amounts computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from continuing operations as a result of the following differences:

                                                                               1999          1998          1997
                                                                               ----          ----          ----
Computed tax at statutory rate                                             $     5,676   $     4,209   $    10,950
Decrease in tax resulting from:
   Availability of dividends received deduction to offset taxable
temporary differences                                                             (725)         (785)       (1,376)
   Other                                                                          (207)         (189)         (344)
                                                                           -----------   -----------   -----------
     Provision for income taxes                                            $     4,744   $     3,235   $     9,230
                                                                           ===========   ===========   ===========

     The Company's net deferred federal tax liabilities are comprised of the tax cost or benefit associated with the following items based on the 35% tax rate in effect:

                                                                                             1999          1998
                                                                                             ----          ----
Deferred tax liability:
    Agent balances                                                                       $     7,387   $     7,572
    Cost of business acquired                                                                137,881       140,683
    Investments                                                                                5,290         4,423
    Net unrealized investment gains                                                           10,430        32,689
    Other                                                                                          -         1,121
                                                                                         -----------   -----------
         Total deferred tax liability                                                        160,988       186,488
                                                                                         -----------   -----------
Deferred tax asset:
    Policy reserves                                                                           75,706        82,546
    Deferred policy acquisition costs                                                         26,613        24,904
    Utilization of net operating losses                                                        1,289         1,686
    Unearned policy revenues                                                                  16,733        16,734
    Other                                                                                      3,098             -
                                                                                         -----------   -----------
Deferred income tax assets before valuation allowances                                       123,439       125,870
    Less: valuation allowance                                                                 (2,982)       (2,982)
                                                                                         -----------   -----------
         Total deferred tax asset                                                            120,457       122,888
                                                                                         -----------   -----------
Net deferred tax liability                                                               $    40,531   $    63,600
                                                                                         ===========   ===========

     A valuation allowance is provided at December 31, 1999 and 1998 related to the tax benefit of loss carryovers and deductible differences because it is more likely than not that such benefits will not be realized.

     Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "Policyholders' Surplus Account"
(PSA). Federal income taxes will become payable on this account at the then current tax rate when and to the extent the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously-taxed income. At December 31, 1999, the Insurance Companies had aggregate balances in their PSA of approximately $11,549. Federal income tax of $4,043 would be due if the entire balance is distributed at the current income tax rate of 35%. No provision has been recorded relating to any potential distributions from the PSA subsequent to 1999.


     At December 31, 1999, the Insurance Companies with balances in their PSA had aggregate balances in their Shareholder Surplus Accounts of approximately $90,955 from which distributions could be made without incurring any federal tax liability with respect to the PSA accounts.

     Certain   subsidiaries   have  net  operating  loss   carryovers   totaling
approximately $3,683 which will begin to expire in 2009 if unutilized. Utilization of these losses is limited to income generated on a separate return basis.

10.   Commitments and Contingencies

     The Company leases certain data processing equipment and office space, some of which are leased from related parties under operating leases. Rental expense was $4,835, $3,678 and $3,216 in 1999, 1998 and 1997, respectively, and is included in other operating expenses. Approximate future minimum lease commitments for leases whose terms are greater than one year at December 31,
1999 are as follows:

                   2000                                             $    3,833
                   2001                                                  3,379
                   2002                                                  3,049
                   2003                                                  2,761
                   2004 and thereafter                                  14,239
                                                                    ----------
                                                                    $   27,261

      Great Southern is a defendant in four purported class action lawsuits that were consolidated in May 1998 for multidistrict litigation pretrial proceedings in the U.S. District Court for the Northern District of Texas (In re Great Southern Life Insurance Company Sales Practice Litigation). These lawsuits allege deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and seek unspecified compensatory, punitive and/or treble damages. On March 14, 2000, the court filed an order certifying a class of all current and former owners of "excess interest whole life and/or universal life" policies issued from 1982 through 1997. Great Southern has petitioned the Fifth Circuit Court of Appeals for immediate review of this ruling. Additionally, on August 13, 1998, a fifth purported class action lawsuit also alleging deceptive sales practices was filed against Great Southern in state court in Dallas, Texas (Ebling v. Great Southern Life Insurance Co., 68th District Court, Dallas County, Texas.) This case has been stayed pending final resolution of the class certification issue in the federal multidistrict litigation case mentioned above.

      On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively "Fremont") were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). On April 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On September 15, 1999, plaintiff filed a notice of appeal from the judgment to the California Court of Appeals.

      Great Southern and the Company, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and the Company, are named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas). The certification ruling was affirmed by the Texas Court of Appeals on or about April 30, 1999. The class members, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in a company (Entrepreneur Corporation) to be made public at some point in the future. Plaintiffs' petition seeks monetary damages from the defendants in an unspecified amount. However, in mediation and discovery, the plaintiffs have stated that their actual damages claimed will be in the multimillion dollar range. Plaintiffs also seek exemplary and treble damages. The case is currently set for trial during the week of May 22, 2000.


      On October 20, 1998, a purported class action lawsuit was filed against Great Southern, Credit Card Services, Inc., First Madison Bank and certain other defendants (McCulley v. Great Southern Life Insurance Company, et al., U.S. District Court for the Northern District of Texas), alleging various misrepresentations in connection with the marketing of credit cards secured by universal life insurance policies issued by Great Southern. The suit seeks actual, exemplary and treble damages in an unspecified amount. The parties have agreed to a settlement under which Great Southern will pay the class counsel's fees and expenses in an amount to be set by the court and will provide free insurance for one year to class members who timely submit an application for a new universal life policy and satisfy Great Southern's underwriting requirements. A hearing on the proposed settlement, which is subject to court approval, is scheduled for April 18, 2000. The cost of the settlement, if approved, cannot be determined at this time.

      On July 2, 1999, a purported class action lawsuit (Notzon v. The College Life Insurance Company of America, et al., 111th District Court, Webb County, Texas) was filed against the Company, The College Life Insurance Company of America and several of its officers, directors and other affiliated parties, several other subsidiaries of the Company and several other defendants. Plaintiff's claims against the various defendants include allegations of various misrepresentations, deceptive trade practices and statutory violations in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The suit seeks actual, rescissory, treble and punitive damages, as well as injunctive and declaratory relief. The suit initially was removed to federal court but was remanded to state court.

      On October 21, 1999, a purported class action lawsuit was filed against Great Southern in Orange County Superior Court, California (Alexander v. Fremont General Corporation, Fremont Life Insurance Co. and Great Southern Life Insurance Co.). Plaintiff alleges misrepresentations and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed or issued by Fremont Life Insurance Company, and which were subsequently assumed by Great Southern. The suit seeks actual and punitive damages, as well as injunctive and restitutionary relief and an accounting.

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

      On November 22, 1999, a purported class action lawsuit (Knauer v. Ohio State Life Insurance Company) was filed in the Court of Common Pleas, Erie County, Ohio, and subsequently was removed by defendant to the U.S. District Court for the Northern District of Ohio, Western Division. The suit alleges misrepresentations and other wrongful conduct wherein defendant allegedly collected premiums for life insurance policies prior to being bound to provide coverage and allegedly misrepresented that premiums would "vanish" after a certain time period. The suit seeks actual and punitive damages, and declaratory, restitutionary and injunctive relief.

      The Company and its subsidiaries named in the above pending actions deny any allegations of wrongdoing and intend to defend the actions vigorously. Although plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, such amounts could be large. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending litigation, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.


      The Company is also named as defendant in a number of other lawsuits arising from the normal course of business, however, management does not expect that these will result in a material loss to the Company.

11.   Employee Benefit Plans

     Great Southern is a sponsor of several contributory postretirement benefit plans which provide life and medical insurance to participating retired employees and agents. Great Southern's former parent assumed responsibility for employees and agents who retired on or after August 1, 1984. Future costs of benefits for employees and agents who retired prior to August 1, 1984, are the responsibility of the Company. A liability for these postretirement benefits of $1,180 and $2,680 is included in other liabilities at December 31, 1999 and 1998, respectively.

12.   Segment Information

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product type. The Company's reportable segments are: life insurance operations, asset accumulation products operations and non-life insurance operations. The life insurance segment includes traditional term, whole life insurance, universal-life insurance and annuity products. This segment primarily consists of insurance business acquired by the Company. The accumulation products segment includes primarily annuity products sold to public school teachers and administrators and to the senior market. The non-life insurance segment includes the Company's 50% investment in Argus and its investments in real estate. The Company's business is conducted primarily in the United States.

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

                                                Accumulation        Non-Life
                              Life Insurance      Products         Insurance        Reconciling      Consolidated
                                Operations       Operations        Operations          Items            Totals

Revenues
     1999                     $    398,423      $     42,568     $      6,019      $     15,829      $    462,839
     1998                          417,586            21,762            8,053            18,162           465,563
     1997                          414,673             7,742           11,642             4,220           438,277

Amortization expense
     1999                           67,364             3,179                -             3,100            73,643
     1998                           73,874            (1,582)               -            14,897            87,189
     1997                           40,238             2,292                -             1,164            43,694

Income (loss) before provision
  for income taxes
     1999                           43,950               642            4,034           (32,408)           16,218
     1998                           54,421             3,887            6,837           (53,118)           12,027
     1997                           53,716            (3,025)          10,694           (30,099)           31,286

     Significant reconciling items to amounts reported in the Company's consolidated financial statements which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses (iii) net realized investment gains (losses) and (iv) certain non-recurring transactions such as gains from the sale of subsidiaries.

13.   Related Parties

     The Company and FHC are parties to advisory and data processing services agreements. Under the advisory agreement, FHC supervises and directs the composition of the investment portfolios of the Company and its subsidiaries in accordance with their respective objectives and policies. For these services, FHC is compensated based on the aggregate statutory book value of the investments of the Insurance Companies. Under the data processing agreement, FHC provides the Company and its subsidiaries with record-keeping services for certain life insurance and annuity products. The Company pays FHC an amount equal to (i) the amount FHC pays its data processing vendor plus (ii) amortization of FHC's development costs. The Company and its subsidiaries are also involved in a cost-sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane owned by FHC.

     United Fidelity leases office space from a partnership in which a related party has a 50% interest. The Company leases to FHC a building which is occupied by FHC. In addition, the Company utilizes a laboratory for underwriting purposes which is partially-owned by several stockholders of FHC.

     Amounts due from affiliates at December 31, 1999 and 1998 include $1,611 and $3,707, respectively, due from FHC arising from intercompany tax allocation.

     The following table summarizes the related party transactions for the three years ended December 31:

                                                                               1999          1998          1997
                                                                               ----          ----          ----

Data processing agreement between the Company and FHC                      $  11,413     $  14,536     $  11,802
Advisory agreement between the Company and FHC                                 5,035         8,066         7,180
Air transportation cost sharing agreement                                        343           321           667
Rental expense                                                                 1,396         1,051           906
Laboratory services                                                              406           343           312


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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and
Stockholder of Americo Life, Inc.


     Our audits of the consolidated financial statements referred to in our report dated March 27, 2000, appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 27, 2000

                                                                 Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                                  Balance Sheet
                             (Dollars in thousands)
                           December 31, 1999 and 1998


                                                                                             1999          1998
                                                                                             ----          ----
                                        Assets
Equity securities, at market (cost: $9,821 and $11,566)                                  $    20,712   $    24,763
Investment in subsidiaries                                                                   197,622       233,747
Cash and cash equivalents                                                                      3,569         8,432
Surplus debentures receivable                                                                122,571       123,498
Amounts due from affiliates                                                                        -         1,651
Property and equipment, net                                                                    1,345         1,764
Federal income taxes receivable                                                                    -         1,597
Other assets                                                                                  14,207         6,933
                                                                                         -----------   -----------
   Total assets                                                                          $   360,026   $   402,385
                                                                                         ===========   ===========

                         Liabilities and Stockholder's Equity
Notes payable                                                                            $   110,712   $   132,029
Accrued interest payable                                                                         980           881
Amounts due to affiliates                                                                      4,785             -
Deferred income taxes                                                                          5,423         8,113
Other liabilities                                                                             12,812         4,182
                                                                                         -----------   -----------
   Total liabilities                                                                         134,712       145,205
                                                                                         -----------   -----------

Stockholder's equity:
Common stock ($1 par value, 30,000 shares authorized, 10,000 issued and
outstanding)                                                                                      10            10
Additional paid-in capital                                                                     3,745         3,745
Accumulated other comprehensive income                                                        19,159        60,499
Retained earnings                                                                            202,400       192,926
                                                                                         -----------   -----------
   Total stockholder's equity                                                                225,314       257,180
                                                                                         -----------   -----------
   Total liabilities and stockholder's equity                                            $   360,026   $   402,385
                                                                                         ===========   ===========




                  See notes to condensed financial information
                                                                  Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                               Statement of Income
                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                               1999          1998          1997
                                                                               ----          ----          ----
Income
   Management and data processing fees from subsidiaries                   $    14,840   $    16,570   $    13,602
   Interest income on surplus debentures receivable                             11,427        12,237        12,757
   Net investment income                                                           624           686           428
   Net realized investment losses                                                 (196)         (264)         (430)
   Other income                                                                  1,978         2,149         4,936
                                                                           -----------   -----------   -----------
     Total income                                                               28,673        31,378        31,293
                                                                           -----------   -----------   -----------

Expenses
   Management and advisory fees to parent                                       14,937        20,379        18,982
   Interest expense                                                             11,647        12,057        12,089
   Other operating expenses                                                      8,074         3,984         2,092
   Amortization expense                                                          1,193           850           941
                                                                           -----------   -----------   -----------
     Total expenses                                                             35,851        37,270        34,104
                                                                           -----------   -----------   -----------
     Loss before provision for income taxes and equity in income of
       subsidiaries                                                             (7,178)       (5,892)       (2,811)
Provision for income taxes                                                      (2,341)       (1,461)          614
                                                                           -----------   -----------   -----------
     Loss before equity in income of subsidiaries                               (4,837)       (4,431)       (3,425)
Equity in income of subsidiaries                                                16,311        13,223        25,481
                                                                           -----------   -----------   -----------
     Net income                                                            $    11,474   $     8,792   $    22,056
                                                                           ===========   ===========   ===========

                  See notes to condensed financial information

                                                                  Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                               1999          1998          1997
                                                                               ----          ----          ----

Cash flows from operating activities
  Net income                                                               $   11,474    $    8,792    $   22,056
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                               1,866         1,575         1,572
    Undistributed equity in earnings of subsidiaries                          (16,311)      (13,223)      (25,481)
    Dividends received from subsidiaries                                       12,616         9,943             -
    (Increase) decrease in other assets, net of amortization                   (4,459)       (1,711)         (313)
    (Increase) decrease in other liabilities                                    7,387        (2,033)          (96)
    Provision for current income taxes                                          1,597        (1,597)            -
    Provision for deferred income taxes                                        (1,883)          136         1,564
    Increase (decrease) in amounts due to/from affiliates                       6,436        (1,983)       (1,183)
    Net realized losses on investments                                            196           264           430
    Other changes                                                                 338           273           183
                                                                           ----------    ----------    ----------
    Total adjustments                                                           7,783        (3,356)      (23,324)
                                                                           ----------    ----------    ----------
    Net cash provided (used) by operating activities                           19,257           436        (1,268)
                                                                           ----------    ----------    ----------

Cash flows from investing activities
  Purchases of equity securities                                               (2,991)      (10,218)       (5,393)
  Sales of equity securities                                                    5,881         5,733         3,507
  Principal collected on surplus debentures receivable                            866        13,828           524
  Change in other invested assets                                              (4,007)        1,496           641
  Purchases of property and equipment, net                                       (254)         (362)         (633)
                                                                           ----------    ----------    ----------
    Net cash provided (used) by investing activities                             (505)       10,477        (1,354)
                                                                           ----------    ----------    ----------

Cash flows from financing activities
  Repayments of notes payable                                                 (21,615)         (577)         (541)
  Dividends paid                                                               (2,000)       (2,000)       (2,000)
                                                                           ----------    ----------    ----------
  Net cash used by financing activities                                       (23,615)       (2,577)       (2,541)
                                                                           ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                           (4,863)        8,336        (5,163)
Cash and cash equivalents at beginning of year                                  8,432            96         5,259
                                                                           ----------    ----------    ----------
Cash and cash equivalents at end of year                                   $    3,569    $    8,432    $       96
                                                                           ==========    ==========    ==========

Supplemental disclosure of cash flow information
  Cash paid during year for interest                                       $   11,647    $   12,057    $   12,089


                  See notes to condensed financial information
                                                                   Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information
                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997

     In 1999, the Company received dividends totaling $12,376 from United Fidelity and cash distributions totaling $240 from Hereford LLP. In 1998, the Company received cash dividends totaling $9,500 from Argus and cash distributions totaling $443 from Hereford LLP.

     The  accompanying   condensed  financial  information  should  be  read  in
conjunction with the Consolidated Financial Statements and the accompanying notes thereto in this Form 10-K.

                                                                    Schedule IV
                       Americo Life, Inc. and Subsidiaries

                                   Reinsurance
                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                                      Percentage
                                                                      Assumed                         of Amount

         Year Ended                 Gross        Ceded to Other      From Other           Net          Assumed
        December 31,                Amount          Companies        Companies          Amount         to Net

1999
Insurance in force             $   43,802,144    $   11,134,535   $      602,028    $   33,269,637         1.8%
                               ==============    ==============   ==============    ==============         ====

Premiums                       $      265,134    $       49,905   $        9,667    $      224,896         4.3%
                               ==============    ==============   ==============    ==============         ====

1998
Insurance in force             $   45,695,670    $   12,612,790   $    1,179,946    $   34,262,826         3.4%
                               ==============    ==============   ==============    ==============         ====

Premiums                       $      252,133    $       50,283   $       16,732    $      218,582         7.6%
                               ==============    ==============   ==============    ==============         ====

1997
Insurance in force             $   44,310,608    $   13,844,254   $    5,283,041    $   35,749,395        14.7%
                               ==============    ==============   ==============    ==============        =====

Premiums                       $      244,647    $       48,279   $        7,361    $      203,729         3.6%
                               ==============    ==============   ==============    ==============         ====

                                                                    Schedule V
                       Americo Life, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                     Additions
                                                             ---------------------------
                                                Balance at    Charged to    Charged to                  Balance at

         Year Ended                             Beginning      Cost and       Other                       End of
         December 31,                           of Period      Expenses     Accounts      Deductions      Period
                                                                               (1)
1999
Reserve for impairment of mortgage loans
on real estate                                 $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate               107             -             -            39            68
Allowance for receivables from agents                3,580           662             -             -         4,242
                                               -----------   -----------   -----------   -----------   -----------
   Total                                       $     3,987   $       662   $         -   $        39   $     4,610
                                               ===========   ===========   ===========   ===========   ===========

1998
Reserve for impairment of mortgage loans
on real estate                                 $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate               107             -             -             -           107
Allowance for receivables from agents                3,468           112             -             -         3,580
                                               -----------   -----------   -----------   -----------   -----------
   Total                                       $     3,875   $       112   $         -   $         -   $     3,987
                                               ===========   ===========   ===========   ===========   ===========

1997
Reserve for impairment of mortgage loans
on real estate                                 $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate               107             -             -             -           107
Allowance for receivables from agents                2,123         1,345             -             -         3,468
                                               -----------   -----------   -----------   -----------   -----------
   Total                                       $     2,530   $     1,345   $         -   $         -   $     3,875
                                               ===========   ===========   ===========   ===========   ===========


(1) Amounts transferred from other allowance accounts.