Form 10-Q
period 2000-03-31
AMERICO LIFE INC
filed 2000-05-15
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000 or

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

                                 NOT APPLICABLE
       (Former name,former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Class and Title of                             Shares Outstanding
        Capital Stock                                as of May 12, 2000
       -------------                                 ------------------
 Common Stock $1.00 Par Value                             10,000

                 See notes to consolidated financial statements

                                                         5
         AMERICO LIFE, INC. AND SUBSIDIARIESCONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)

                                                                            March 31,                December 31,
                                                                              2000                     1999
                                                                              ----                     ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $797,086 and
       $821,335)                                                            $   836,349              $   852,908
     Available for sale, at market (amortized cost: $1,054,050 and
       $985,854)                                                              1,006,691                  925,997
   Equity securities, at market (cost: $34,509 and $33,467)                      72,609                   73,448
   Investment in equity subsidiaries                                             13,965                   12,141
   Mortgage loans on real estate, net                                           227,601                  227,601
   Investment real estate, net                                                   27,513                   28,516
   Policy loans                                                                 208,281                  209,979
   Other invested assets                                                         30,114                   30,429
                                                                            -----------              -----------
     Total investments                                                        2,423,123                2,361,019

Cash and cash equivalents                                                        80,186                  122,788
Accrued investment income                                                        30,445                   31,764
Amounts receivable from reinsurers                                            1,108,063                1,140,206
Other receivables                                                               108,179                   42,596
Deferred policy acquisition costs                                               220,758                  212,860
Cost of business acquired                                                       208,052                  219,490
Amounts due from affiliate                                                        7,974                    7,710
Other assets                                                                     47,391                   49,729
                                                                            -----------              -----------
     Total assets                                                           $ 4,234,171              $ 4,188,162
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,621,312              $ 2,599,627
Reserves for future policy benefits                                             819,510                  822,940
Unearned policy revenues                                                         59,104                   60,279
Policy and contract claims                                                       38,853                   37,821
Other policyholder funds                                                        121,663                  119,664
Notes payable                                                                   111,241                  111,165
Amounts payable to reinsurers                                                    25,535                   48,749
Deferred income taxes                                                            41,247                   40,531
Due to broker                                                                    92,348                   53,810
Other liabilities                                                                74,984                   68,262
                                                                            -----------              -----------
     Total liabilities                                                        4,005,797                3,962,848

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Accumulated other comprehensive income                                        21,256                   19,159
   Retained earnings                                                            203,363                  202,400
                                                                            -----------              -----------
     Total stockholder's equity                                                 228,374                  225,314
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,234,171              $ 4,188,162
                                                                            ===========              ===========



                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                                                  Three Months
                                                                                Ended March 31,
                                                                             2000              1999
                                                                             ----              ----
Income
Premiums and policy revenues                                           $      59,745     $      59,101
Net investment income                                                         59,831            58,432
Net realized investment losses                                                (5,253)              (75)
Other income                                                                   1,617             1,677
                                                                       -------------     -------------
   Total income                                                              115,940           119,135

Benefits and expenses
Policyholder benefits:
   Death benefits                                                             32,669            36,576
   Interest credited on universal life and annuity products                   29,073            26,740
   Other policyholder benefits                                                15,082            12,796
   Change in reserves for future policy benefits                              (4,459)           (5,852)
Commissions                                                                    2,896             3,171
Amortization expense                                                          17,652            18,858
Interest expense                                                               2,705             2,968
Other operating expenses                                                      18,203            23,147
                                                                       -------------     -------------

   Total benefits and expenses                                               113,821           118,404
                                                                       -------------     -------------

   Income before provision for income taxes                                    2,119               731

Provision for income taxes                                                       656               (35)
                                                                       -------------     -------------

     Net income                                                        $       1,463     $         766
                                                                       =============     =============

Net income per common share                                            $      146.30     $       76.60
                                                                       =============     =============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                         Three Months
                                                                                       Ended March 31,
                                                                                2000                     1999
                                                                                ----                     ----

Cash flows from operating activities
Net income                                                                    $     1,463              $       766
                                                                               ----------               ----------

Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                   18,605                   23,841
   Deferred policy acquisition costs                                              (21,141)                 (11,685)
   Undistributed earnings of equity subsidiaries                                     (255)                    (894)
   Amortization of unrealized gains                                                   774                   (2,591)
   (Increase) decrease in assets:
     Accrued investment income                                                      1,319                   (1,778)
     Amounts receivable from reinsurers                                            27,835                   18,808
     Other receivables                                                             (1,054)                    (476)
     Other assets, net of amortization expense                                      1,006                   (3,023)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                (18,184)                 (21,214)
     Reserves for future policy benefits and unearned policy revenues              (1,476)                  (2,688)
     Policy and contract claims                                                     1,032                     (653)
     Other policyholder funds                                                       1,999                   12,352
     Amounts payable to reinsurers                                                (23,214)                   8,640
     Provision for deferred income taxes                                           (3,151)                     486
     Federal income tax payable                                                         4                       11
     Change in affiliated balances                                                   (263)                  (7,593)
     Other liabilities                                                              6,723                      274
   Net realized losses on investments sold                                          5,253                       75
   Amortization on bonds and mortgage loans                                           332                    2,650
   Other changes                                                                   (1,363)                  (1,112)
                                                                              -----------              -----------

     Total adjustments                                                             (5,219)                  13,430
                                                                              -----------              -----------

Net cash provided (used) by operating activities                                   (3,756)                  14,196
                                                                              -----------              -----------

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                              2000                     1999
                                                                              ----                     ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                 $  (254,041)             $   (49,946)
   Purchases of other investments                                              (59,542)                 (31,005)
   Mortgage loans originated                                                    (4,383)                 (14,175)
   Maturities or redemptions of fixed maturity investments                      12,392                    5,161
   Sales of fixed maturity available for sale investments                      189,425                   53,757
   Sales of other investments                                                   57,482                    7,954
   Repayments from mortgage loans                                                4,714                    7,418
   Change in due to broker                                                    (30,268)                   2,262
   Change in policy loans                                                        1,698                    1,318
                                                                           -----------              -----------
     Net cash used by investing activities                                     (82,523)                 (17,256)
                                                                           -----------              ------------

Cash flows from financing activities
   Receipts credited to policyholder account balances                          131,196                   86,234
   Return of policyholder account balances                                     (87,019)                 (64,049)
   Repayments of notes payable                                                       -                      (74)
   Dividends paid                                                                 (500)                    (500)
                                                                           -----------              -----------
     Net cash provided by financing activities                                  43,677                   21,611
                                                                           -----------              -----------

Net increase (decrease) in cash and cash equivalents                           (42,602)                  18,551
                                                                           -----------              -----------

Cash and cash equivalents at beginning of period                               122,788                   68,219
                                                                           -----------              -----------

Cash and cash equivalents at end of period                                 $    80,186              $    86,770
                                                                           ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2000 and 1999
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1999 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1999 consolidated financial statements. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the expected results for the full year 2000, nor the results experienced for the year 1999.

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

2.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three months ended March 31, 2000 and 1999 is as follows:

                                                   2000             1999
                                                   ----             ----

Net income                                       $   1,463         $     766
Other comprehensive income (loss)                    2,097           (14,265)
                                                 ---------         ---------
Comprehensive income (loss)                      $   3,560         $ (13,499)
                                                 =========         =========

                       AMERICO LIFE, INC. AND SUBSIDIARIES

Following are the components of net unrealized investment gains which comprise accumulated other comprehensive income:


                                                      March 31,            December 31,
                                                         2000                  1999
Investment securities:
    Fixed maturities available for sale               $   (50,220)          $   (62,186)
    Fixed maturities reclassified from
available for sale to held to maturity                     33,120                33,482
    Equity securities                                      36,024                39,981
                                                      -----------           -----------
                                                           18,924                11,277

Effect on other balance sheet accounts                     12,563                16,984
Deferred income taxes                                     (10,231)               (9,102)
                                                      ------------          -----------
    Net unrealized investment gains                   $    21,256           $    19,159
                                                      ===========           ===========

During both the three months ended March 31, 2000 and 1999, the Company paid dividends to Financial Holding Corporation (FHC) totaling $500.

3.       COMMITMENTS AND CONTINGENCIES

On April 18, 2000, the court approved a settlement of a purported class action against Great Southern Life Insurance Company ("Great Southern") relating to the marketing of credit cards secured by certain policies issued by Great Southern. Great Southern will pay class counsel's fees and expenses in the amount of $275,000 and will provide free insurance for one year to class members who timely submit an application for a new universal life policy and satisfy Great Southern's underwriting requirements.

The Company and Great Southern are defendants with other parties in a class action lawsuit brought by agents of one of Great Southern's general agents alleging that they were defrauded into surrendering renewal commissions in return for a promise of stock ownership in a company to be taken public at some point in the future. Subsequent to March 31, 2000, the parties tentatively agreed to a proposal pursuant to which Great Southern will pay $1.1 million to settle this lawsuit. The settlement agreement will be subject to the approval of the court.

Great Southern is a defendant in a certified class action and Great Southern and two other subsidiaries, The College Life Insurance Company of America ("College") and Ohio State Life Insurance Company, are defendants in lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged for certain life insurance products. The Company and certain subsidiaries, including College, also are defendants in a purported class action asserting claims in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The Company intends to defend these cases vigorously.

The Company and its subsidiaries named in the pending actions referred to above deny any allegations of wrongdoing and intend to defend the actions vigorously. Although plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, such amounts could be large. Although there can be no assurances, at the present time the Company does not anticipate that the amounts in the settlements described above and the ultimate liability arising from such pending litigation, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.

4.        SEGMENT INFORMATION

The table below presents information about the reported revenues and income before provision for income taxes for the Company's reportable segments as defined in the Company's December 31, 1999 Form 10-K. Asset information by segment is not reported, because the Company does not produce such information internally.

                      Life Insurance          Asset             Non-Life          Reconciling        Consolidated
                        Operations         Accumulation         Insurance            Items              Totals
                                            Products           Investments
                                            Operations

                                                      Three months ended March 31,
                     ------------------------------------------------------------------------------------------------

                       2000     1999      2000      1999     2000      1999      2000     1999      2000      1999
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues              $99,783  $105,242  $13,507   $ 8,882    $1,533   $1,409    $1,119   $ 3,602 $115,941  $119,135
Income (loss)
  before income        10,578     9,816    1,612       (77)      835    1,146   (10,906)  (10,154)   2,119       731
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

Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions):

                                          Life Insurance           Asset Accumulation               Non-Life
                                            Operations             Products Operations        Insurance Investments
                                      -----------------------    ------------------------    ------------------------

                                              March 31,                 March 31,                  March 31,

                                         2000        1999            2000        1999            2000        1999
                                         ----        ----            ----        ----            ----        ----

Revenues                                 $99.8      $105.2           $13.5        $8.9            $1.5        $1.4
Income (loss) before income taxes         10.6         9.8             1.6        (0.1)            0.8         1.1

Life insurance operations. Income before income taxes for the three months ended March 31, 2000 was $10.6 million compared to $9.8 million for the three months ended March 31, 1999. This increase in profits is primarily due to a $2.4 million decrease in death benefits, net of reserves for future policy benefits released on traditional life insurance death benefits. This increase is offset by normal runoff of profits on the Company's in force life insurance business.

Asset accumulation products operations. Income before income taxes for the three months ended March 31, 2000 was $1.6 million compared to a loss before taxes of $0.1 million for the same period in 1999. This increase in profits is due to (i) a $0.4 million decrease in death benefits and (ii) an increase in both revenues and the amount of fund values in the asset accumulation operations.

Non-life insurance investments. Income before income taxes for the three month period ended March 31, 2000 was comparable to the same period in 1999.

Reconciling items. The differences between the segment revenues and income before income taxes shown above and the amounts reported in the consolidated financial statements result from items not allocated to specific segments. The significant reconciling items are interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii)net realized investment gains (losses).

Losses before income taxes for the three month period ended March 31, 2000 increased from the same period in 1999 due to a (i) a $5.2 million increase in net realized investment losses offset by (ii) a $1.5 million decrease in advisory and data processing fees paid to FHC, and (iii) a general reduction in the level of operating expenses due to cost controls implemented during 2000.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Income before income taxes for the three months ended March 31, 2000 was $2.1 million compared to $0.7 million for the three months ended March 31, 1999. Excluding the effects of net realized investment losses, income before income taxes increased $6.6 million for this same period from $0.8 million to $7.4 million. The primary reasons for the increase in profit from 1999 to 2000 were
(i) lower death benefits, (ii) lower operating expenses resulting from cost controls implemented during 2000, and (iii) lower advisory and data processing fees paid to FHC.

Premiums and policy revenues. Premiums and policy revenues totaled $59.7 million for the three months ended March 31, 2000 compared to $59.1 million for the three months ended March 31, 1999. Premiums from traditional life insurance business increased $2.8 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. First year premiums on life insurance sold by the Americo Preneed Sales division totaled $3.6 million during 2000. As new business sales from this division began in the fourth quarter of 1999, there were no comparable premiums in the three months ended March 31, 1999. The increase in Preneed business was offset by a decrease in premiums from the remainder of the Company's inforce traditional life insurance business. Policy revenues from interest sensitive life and annuity products decreased $2.2 million from 1999 to 2000. This increase was primarily due to administrative charges on the Company's universal life business decreasing $3.8 million, offset by a $1.3 million increase in policy revenues from the Company's asset accumulation business.

Net investment income. Net investment income totaled $59.8 million for the three months ended March 31, 2000 compared to $58.4 million for the three months ended March 31, 1999. Net investment income increased due to (i) an increase in net investment income on the Company's bond portfolio, (ii) a $0.3 million increase in mortgage loan net investment income, and (iii) a $0.3 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, offset by (iv) a $1.2 million decrease in net investment income on investments held by the Reinsurer.

The increased investment income related to the Company's bond portfolio is primarily due to an increase in assets related to the asset accumulation business from sales in the Company's Americo Retirement Services sales division.

The increase related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $193.5 million in 1999 to $227.6 million in 2000. This increase was offset by a decrease in the average yield of the portfolio from 1999 to 2000.

The decrease related to investments held by the Reinsurer is due primarily to a $1.6 million decrease in net investment income on a closed block of annuity business. The decrease in investment income and the associated $1.0 million decrease of interest credited on the policyholder fund values resulted from lower fund values.

Net realized investment losses. Net realized investment losses totaled $5.3 million for the three months ended March 31, 2000 compared to net realized investment losses of $0.1 million for the three months ended March 31, 1999. During 2000, the Company realized losses of $6.3 million on common stocks. Offsetting these losses were $0.6 million of gains on fixed maturity investments and $0.4 million of gains related to real estate ventures.

Included in 2000 realized investment losses of $5.3 million was $5.2 million of realized losses on short positions held on common stocks and bonds owned by the Company. There was a like amount of increase in market value on the related long positions which was included in unrealized investment gains in stockholder's equity.




Policyholder benefits. Policyholder benefits totaled $72.4 million for the three months ended March 31, 2000 compared to $70.3 million for the three months ended March 31, 1999. This increase resulted from a (i) $3.9 million decrease in death benefits, (ii) a $2.4 million increase in interest credited on universal life and annuity fund balances, and (iii) a $2.3 million increase in other policyholder benefits.

The decrease in death benefits was offset by a $0.6 million reduction in reserves for future policy benefits released on traditional life insurance death benefits. Interest credited on fund balances increased $3.3 million due to increased assets related to the asset accumulation business. This increase was partially offset by a $1.0 million decrease on a closed block of annuity business resulting from lower fund values. Other policyholder benefits increased primarily due to an increase in surrender benefits on a closed block of traditional life business.

Amortization expense. Amortization expense totaled $17.7 million for the three months ended March 31, 2000 compared to $18.9 million for the three months ended March 31, 1999. Amortization expense related to the Company's universal life insurance business decreased $2.9 million. This decrease was due primarily to decreased administrative charges on this block of business. Offsetting this decrease was a $0.8 million increase in amortization expense related to a closed block of annuity business.

Other operating expenses. Other operating expenses totaled $18.2 million for the three months ended March 31, 2000 compared to $23.1 million for the three months ended March 31, 1999.

The Company amended its advisory agreement and its data processing agreement with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC, resulting in a $1.5 million decrease in other operating expenses in 2000 compared to 1999.

In addition, during 1999 the Company reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings through increased cost controls which have decreased operating expenses by $2.3 million during 2000 compared to 1999.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1999 to March 31, 2000 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at March 31, 2000 remained consistent with December 31, 1999. Non-investment grade securities totaled less than 2.5% of the Company's total fixed maturity investments at March 31, 2000. The Company has not made any significant changes to its investment philosophy during 2000.

The Company's net unrealized investment gains increased $2.1 million during the first three months of 2000. The gross unrealized investment gains on the Company's fixed maturity investment securities increased $11.6 million due to a market value increase and the gross unrealized investment gains on equity securities decreased $4.0 million. The components of the change during the three months ended March 31, 2000 were (in millions):

Gross unrealized investment gains                     $     7.6
Effect on insurance assets and liabilities                 (4.4)
Deferred income tax effect                                 (1.1)
                                                       ---------
                                                      $     2.1

During the three months ended March 31, 2000, changes in the interest rate environment did not adversely affect the Company's economic position. These rate changes did not materially affect disclosures included in the Company's December 31, 1999 Form 10-K regarding the Company's exposure to market risk.

EFFECT OF ACCOUNTING PRONOUNCEMENTS

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

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.

Included among those matters reported in the 10-K was McCulley v. Great Southern Life Insurance Company, et. al., U.S. District Court of the Northern District of Texas. The Court has approved the settlement previously described pursuant to which Great Southern will pay class counsel's fees and expenses in the amount of $275,000 and will provide free insurance for one year to class members who timely submit an application for a new universal life policy and satisfy Great Southern's underwriting requirements. The Company does not believe the costs of implementing the settlement, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.

Also included among the matters reported in the 10-K was Thibodeau et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas. Subsequent to March 31, 2000, the parties tentatively agreed to a proposal pursuant to which Great Southern will pay $1.1 million to settle this lawsuit. When prepared in final form, the settlement agreement will be subject to the approval of the court. The Company does not believe the costs of implementing the settlement, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.

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

10.2(b)* Amendment, effective as of December 31, 1999, to Tax Sharing Agreement, adding Americo Retirement Services, Inc., CAPCO Holdings, L.C., GSSW LM, Inc., GSSW WR, Inc. and GSSW WWA, Inc. as parties.

27                             Financial Data Schedule.

------------ ----------------- ------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 2000.

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


Date:  May 12, 2000