Form 10-Q
period 2000-06-30
AMERICO LIFE INC
filed 2000-08-14
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                   Class and Title of                Shares Outstanding
                      Capital Stock                 as of August 11, 2000
                      -------------                ---------------------
              Common Stock $1.00 Par Value                10,000

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                            June 30,               December 31,
                                                                              2000                     1999
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $741,892 and
       $821,335)                                                            $   777,986              $   852,908
     Available for sale, at market (amortized cost: $1,071,198 and
       $985,854                                                               1,009,680                  925,997
   Equity securities, at market (cost: $45,266 and $33,467)                      86,683                   73,448
   Investment in equity subsidiaries                                             13,884                   12,141
   Mortgage loans on real estate, net                                           225,983                  227,601
   Investment real estate, net                                                   28,976                   28,516
   Policy loans                                                                 194,199                  209,979
   Other invested assets                                                         31,003                   30,429
                                                                            -----------              -----------
     Total investments                                                        2,368,394                2,361,019

Cash and cash equivalents                                                        42,321                  122,788
Accrued investment income                                                        30,793                   31,764
Amounts receivable from reinsurers                                            1,210,544                1,140,206
Amounts due from affiliates                                                         777                    7,710
Other receivables                                                                70,041                   42,596
Deferred policy acquisition costs                                               213,048                  212,860
Cost of business acquired                                                       199,329                  219,490
Other assets                                                                     48,203                   49,729
                                                                            -----------              -----------
     Total assets                                                           $ 4,183,450              $ 4,188,162
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,609,323              $ 2,599,627
Reserves for future policy benefits                                             816,354                  822,940
Unearned policy revenues                                                         52,417                   60,279
Policy and contract claims                                                       34,052                   37,821
Other policyholder funds                                                        119,752                  119,664
Notes payable                                                                   102,494                  111,165
Amounts payable to reinsurers                                                    27,382                   48,749
Federal income taxes                                                                 41                        -
Deferred income taxes                                                            45,457                   40,531
Due to brokers                                                                   69,661                   53,010
Other liabilities                                                                75,807                   68,262
                                                                            -----------              -----------
     Total liabilities                                                        3,952,740                3,962,848

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Accumulated other comprehensive income                                        19,154                   19,159
   Retained earnings                                                            207,801                  202,400
                                                                            -----------              -----------
     Total stockholder's equity                                                 230,710                  225,314
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,183,450              $ 4,188,162
                                                                            ===========              ===========


                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                           Three Months                        Six Months
                                                          Ended June 30,                     Ended June 30,
                                                       2000            1999               2000            1999
                                                       ----            ----               ----            ----
Income
Premiums and policy revenues                      $      55,816   $      55,036      $     111,978   $     114,137
Net investment income                                    55,464          59,380            113,120         117,812
Net realized investment gains (losses)                      386          (1,280)            (4,867)         (1,355)
Other income                                              3,490           1,440              5,107           3,117
                                                  -------------   -------------      -------------   -------------
   Total income                                         115,156         114,576            225,338         233,711

Benefits and Expenses
Policyholder benefits:
   Death benefits                                        27,500          28,353             57,754          64,929
   Interest credited on universal life and
annuity           products                               28,985          27,729             56,470          54,469
   Other policyholder benefits                           15,205          14,692             30,287          27,488
   Change in reserves for future policy benefits         (5,272)         (7,290)            (9,731)        (13,142)
Commissions                                               2,497           2,456              5,327           5,627
Amortization expense                                     17,043          17,233             33,845          36,091
Interest expense                                          2,541           2,971              5,246           5,939
Other operating expenses                                 18,999          21,555             36,363          44,702
                                                  -------------   -------------      -------------   -------------

   Total benefits and expenses                          107,498         107,699            215,561         226,103
                                                  -------------   -------------      -------------   -------------

   Income before provision for income taxes               7,658           6,877              9,777           7,608

Provision for income taxes                                2,720           2,142              3,376           2,107
                                                  -------------   -------------      -------------   -------------

     Net income                                   $       4,938   $       4,735      $       6,401   $       5,501
                                                  =============   =============      =============   =============

Net income per common share                       $     493.80    $     473.50       $     640.10    $     550.10
                                                  ============    ============       ============    ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                          Six Months
                                                                                        Ended June 30,
                                                                                  2000                     1999

Cash flows from operating activities
Net income                                                                    $     6,401              $     5,501
                                                                               ----------               ----------

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
   Depreciation and amortization                                                   35,551                   39,647
   Deferred policy acquisition costs                                              (41,720)                 (27,767)
   Undistributed earnings of equity subsidiaries                                     (173)                  (1,616)
   Distribution of earnings from equity subsidiaries                                    -                      120
   Amortization of unrealized gains                                                (3,992)                  (3,682)
   (Increase) decrease in assets:
     Accrued investment income                                                        971                     (100)
     Amounts receivable from reinsurers                                            52,084                   39,239
     Other receivables                                                               (104)                     690
     Other assets, net of amortization expense                                       (812)                  (8,614)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                (42,343)                 (42,354)
     Reserves for future policy benefits and unearned policy revenues              (3,121)                 (15,441)
     Policy and contract claims                                                    (3,770)                 (10,847)
     Other policyholder funds                                                          87                    9,211
     Amounts payable to reinsurers                                                (21,366)                  21,928
     Provision for deferred income taxes                                            4,923                   (1,532)
     Federal income taxes payable                                                      41                       22
     Amounts due to affiliates                                                      6,933                   (5,360)
     Other liabilities                                                              7,545                   10,173
   Net realized losses on investments sold                                          4,867                    1,355
   Amortization on bonds and mortgage loans                                         1,198                    2,357
   Other changes                                                                   (1,556)                  (1,239)
                                                                              ------------             ------------

     Total adjustments                                                             (4,757)                   6,190
                                                                              ------------             -----------

Net cash provided by operating activities                                           1,644                   11,691
                                                                              -----------              -----------



                                                                    (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                        Six Months
                                                                                      Ended June 30,
                                                                              2000                     1999
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $  (473,852)             $  (213,523)
   Purchases of other investments                                              (116,192)                 (72,490)
   Mortgage loans originated                                                     (6,531)                 (29,815)
   Maturities or redemptions of fixed maturity investments                       81,082                    6,697
   Sales of fixed maturity available for sale investments                       335,298                  207,435
   Sales of fixed maturity held to maturity investments                          54,576                        -
   Sales of equity securities                                                   101,113                   55,076
   Sales of other investments                                                     1,118                        -
   Transfer of cash on disposition of block of insurance business              (100,001)                       -
   Repayments from mortgage loans                                                 8,459                   13,005
   Change in due to brokers                                                     (20,515)                   2,342
   Change in policy loans                                                         3,334                   (1,472)
                                                                            -----------              -----------
     Net cash used by investing activities                                     (132,111)                 (32,745)
                                                                            -----------              -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                           244,269                  198,242
   Return of policyholder account balances                                     (184,769)                (123,644)
   Repayments of notes payable                                                   (8,500)                  (9,156)
   Dividends paid                                                                (1,000)                  (1,000)
                                                                            -----------              -----------
     Net cash provided by financing activities                                   50,000                   64,442
                                                                            -----------              -----------

Net increase (decrease) in cash and cash equivalents                            (80,467)                  43,388
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                122,788                   68,219
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $    42,321              $   111,607
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2000 and 1999
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1999 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1999 consolidated financial statements. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the expected results for the full year 2000, nor the results experienced for the year 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe that adoption of this accounting standard will have a significant impact on the consolidated financial statements of the Company.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                   2000             1999              2000             1999

Net income                                       $   4,938         $   4,735        $   6,401         $   5,501
Other comprehensive loss                            (2,102)           (9,303)              (5)          (23,568)
                                                 ---------         ---------        ---------         ---------
Comprehensive income (loss)                      $   2,836         $  (4,568)       $   6,396         $ (18,067)
                                                 =========         =========        =========         =========

Following are the components of net unrealized investment gains (losses) which comprise accumulated other comprehensive income:

                                                                                                   Six Months
                                                       June 30,            December 31,               Ended
                                                         2000                  1999               June 30, 2000
                                                         ----                  ----               -------------
Investment securities:
    Fixed maturities available for sale               $  (55,347)           $  (62,186)            $    6,839
    Fixed maturities reclassified from
     available for sale to held to maturity               29,485                33,482                 (3,997)
    Equity securities                                     41,417                39,981                  1,436
                                                      ----------            ----------             ----------
                                                          15,555                11,277                  4,278

Effect on other balance sheet accounts                    12,698                16,984                 (4,286)
Deferred income taxes                                     (9,099)               (9,102)                     3
                                                      ----------            ----------             ----------
    Net unrealized investment gains                   $   19,154            $   19,159             $       (5)
                                                      ==========            ==========             ==========

During both the six months ended June 30, 2000 and 1999, the Company paid dividends to Financial Holding Corporation ("FHC") totaling $1,000.

3.        COMMITMENTS AND CONTINGENCIES

The Company and Great Southern Life Insurance Company ("Great Southern") were defendants with other parties in a class action lawsuit brought by agents of one of Great Southern's general agents alleging that they were defrauded into surrendering renewal commissions in return for a promise of stock ownership in a company to be taken public at some point in the future. On July 26, 2000, the court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. A newly-filed cross-claim by a co-defendant remains pending.

Great Southern is a defendant in a certified class action and Great Southern and two other subsidiaries, The College Life Insurance Company of America ("College") and Ohio State Life Insurance Company, are defendants in lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. The Company and certain subsidiaries, including College, also are defendants in a purported class action asserting claims in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The Company intends to defend these cases vigorously.

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

                      Life Insurance          Asset             Non-Life          Reconciling        Consolidated
                        Operations         Accumulation         Insurance            Items              Totals
                                            Products           Investments
                                            Operations

                                                        Six months ended June 30,
                     ------------------------------------------------------------------------------------------------

                       2000     1999      2000      1999     2000      1999      2000     1999      2000      1999
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues             $186,836  $203,428  $27,660  $ 19,520    $2,236  $ 3,225    $8,606   $ 7,538 $225,338  $233,711
Income (loss)
  before income        23,408    23,887    4,353       898       463    2,259   (18,447)  (19,436)   9,777     7,608
  taxes

                                                       Three months ended June 30,
                     ------------------------------------------------------------------------------------------------

                       2000     1999      2000      1999     2000      1999      2000     1999      2000      1999
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues              $93,232   $98,186  $14,153  $ 10,638      $703  $ 1,816    $7,068   $ 3,936 $115,156  $114,576
Income (loss)
  before income        12,830    14,071    2,741       975       219    1,113    (8,132)   (9,282)   7,658     6,877
  taxes

Significant reconciling items shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

5.       DISPOSITION OF A BLOCK OF LIFE INSURANCE BUSINESS

In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. However, the policy liabilities remain as direct liabilities to the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138.5 million. Under the reinsurance agreement, the Company transferred cash assets totaling $100.0 million and miscellaneous assets totaling $17.1 million to the unaffiliated reinsurer. In addition, the Company removed deferred policy acquisition costs totaling $20.3 million from its consolidated financial statements in conjunction with this disposition. In order to fund the cash transfer, the Company sold fixed maturity held to maturity investments with an amortized cost of $54.6 million and realized net investment losses of $0.3 million on those sales. For a period of at least three years, the Company will continue to service these policies for a fee paid by the reinsurer. This transaction has no significant effect on the Company's consolidated financial position or results of operations.

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

SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions):

                                          Life Insurance           Asset Accumulation               Non-Life
                                            Operations             Products Operations        Insurance Investments
                                      -----------------------    ------------------------    ------------------------

                                                                Six months ended June 30,
                                      -------------------------------------------------------------------------------

                                         2000        1999            2000        1999            2000        1999
                                         ----        ----            ----        ----            ----        ----

Revenues                                $186.8      $203.4           $27.7       $19.5            $2.2        $3.2
Income before income taxes                23.4        23.9             4.4         0.9             0.5         2.3


                                                               Three months ended June 30,
                                      -------------------------------------------------------------------------------

                                         2000        1999            2000        1999            2000        1999
                                         ----        ----            ----        ----            ----        ----

Revenues                                 $93.2       $98.2           $14.2       $10.6            $0.7        $1.8
Income before income taxes                12.8        14.1             2.7         1.0             0.2         1.1

Life insurance operations. Income before income taxes for the six months ended June 30, 2000 was $23.4 million compared to $23.9 million for the six months ended June 30, 1999. This decrease in profits is primarily due to higher amortization in 2000 on the closed blocks of annuity business. This higher amortization was due to higher surrenders in 2000 compared to 1999. This decrease in profits was offset by lower death benefits, net of reserves for policy benefits released on traditional death benefits.

Income before income taxes for the three months ended June 30, 2000 was $12.8 million compared to $14.1 million for the three months ended June 30, 1999. This decrease in profits is due to higher amortization in 2000 on the closed blocks of annuity business. This amortization was due to higher surrenders in 2000 compared to 1999.

Asset accumulation products operations. Income before income taxes for the six months ended June 30, 2000 was $4.4 million compared to $0.9 million for the six months ended June 30, 1999. This increase was due primarily to (i) a $1.4 million increase in surrender charge revenue resulting from higher surrenders in 2000, (ii) a $0.7 million increase in other policy revenues, and (iii) a $0.2 million decrease in death benefits.

Income before income taxes for the three months ended June 30, 2000 were $2.7 million compared to $1.0 million for the three months ended June 30, 1999. This increase is primarily due to a $0.9 million increase in surrender charge revenue resulting from higher surrenders in 2000.

Non-life insurance investments. Income before income taxes for the six and three month periods ended June 30, 2000 decreased from the same periods in 1999 due to a reduction in income from the Company's investment in an equity subsidiary.

Reconciling items. Significant reconciling items of the segment revenues and income before income taxes shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

Income before income taxes related to reconciling items for the six months ended June 30, 2000 increased $1.0 million from the same period in 1999 due to a (i) a $2.9 million decrease in advisory and data processing fees paid to FHC and (ii) a general reduction in the level of operating expenses due to cost controls implemented in 2000, offset by (iii) a $3.5 million increase in realized investment losses.

Income before income taxes for the three months ended June 30, 2000 increased $1.2 million from the same period in 1999 due primarily to a general reduction in operating expenses due to cost controls implemented in 2000.

DISPOSITION OF A BLOCK OF LIFE INSURANCE BUSINESS

In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. However, the policy liabilities remain as direct liabilities to the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138.5 million. Under the reinsurance agreement, the Company transferred cash assets totaling $100.0 million and miscellaneous assets totaling $17.1 million to the unaffiliated reinsurer. In addition, the Company removed deferred policy acquisition costs totaling $20.3 million from its consolidated financial statements in conjunction with this disposition. In order to fund the cash transfer, the Company sold fixed maturity held to maturity investments with an amortized cost of $54.6 million and realized net investment losses of $0.3 million on those sales. For a period of at least three years, the Company will continue to service these policies for a fee paid by the reinsurer. This transaction has no significant effect on the Company's consolidated financial position or results of operations.

The following table summarizes the effects on the individual income statement components of this business for the six and three months ended June 30, 1999 (in millions):

                                                                     Six Months               Three Months
                                                                       Ended                     Ended
                                                                    June 30, 1999            June 30, 1999
                                                              -     -------------            -------------

                  Premiums and policy revenues                         $  7.6                       3.7
                  Net investment income                                   4.2                       2.0
                  Policyholder benefits                                   7.0                       3.7
                  Amortization expense                                    2.1                       1.2

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Income before income taxes for the six months ended June 30, 2000 was $9.8 million compared to $7.6 million for the six months ended June 30, 1999. Excluding the effects of net realized investment losses, income before income taxes increased $5.7 million for this same period from $9.0 million to $14.7 million. The primary reasons for the increase in profit from 1999 to 2000 were
(i) lower death benefits, (ii) lower operating expenses resulting from cost controls implemented in 2000, and (iii) lower advisory and data processing fees paid to FHC.

Premiums and policy revenues. Premiums and policy revenues totaled $112.0 million for the six months ended June 30, 2000 compared to $114.1 million for the six months ended June 30, 1999. Excluding the effect of the payroll-deduction business, premiums and policy revenues increased $5.5 million. Premiums from traditional life insurance business increased $4.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. First year premiums on life insurance sold in the preneed market totaled $7.0 million during 2000. As sales in this market began in the fourth quarter of 1999, there were no comparable premiums in the six months ended June 30, 1999. The increase in preneed business was offset by a decrease in premiums from the remainder of the Company's inforce traditional life insurance business. Policy revenues from interest-sensitive life and annuity products increased $1.3 million from 1999 to 2000. This increase was primarily due to a $2.2 million increase in policy revenues, of which the majority relates to surrender charge revenue, from the Company's asset accumulation business and an increase of $1.3 million in surrender charges from a closed block of annuity business, offset by a decrease in administrative charges on the Company's universal life business of $3.0 million.

Net investment income. Net investment income totaled $113.1 million for the six months ended June 30, 2000 compared to $117.8 million for the six months ended June 30, 1999. Net investment income decreased due to (i) the transfer of the invested assets supporting the payroll-deduction business which was sold effective January 1, 2000, and (ii) a $2.3 million decrease in net investment income on investments held by the Reinsurer, offset by (iii) an increase in net investment income on the Company's remaining bond portfolio, (iv) a $0.6 million increase in mortgage loan net investment income, and (v) a $0.9 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer.

The increased investment income related to the Company's bond portfolio is primarily due to an increase in assets supporting the asset accumulation business from sales in the Company's Americo Retirement Services sales division.

The increase related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $203.5 million in 1999 to $227.1 million in 2000. This increase was offset by a decrease in the average yield of the portfolio from 1999 to 2000.

The decrease related to investments held by the Reinsurer is due primarily to a $3.0 million decrease in net investment income on a closed block of annuity business. The decrease in investment income and the associated $2.3 million decrease of interest credited on the policyholder fund values resulted from lower aggregate fund values.



Net realized investment losses. Net realized investment losses totaled $4.9 million for the six months ended June 30, 2000 compared to net realized investment losses of $1.4 million for the six months ended June 30, 1999. In 2000, the Company realized losses of $1.9 million on common stocks and losses of $3.4 million on fixed maturity investments. Offsetting these losses were $0.4 million of realized gains related to real estate ventures. In 1999, the Company realized losses of $2.8 million on common stock, offset by realized gains of $1.4 million on fixed maturity investments.

Included in 2000 and 1999 realized investment losses were $3.5 and $0.6 million, respectively, of realized losses on short positions held on common stocks and bonds by the Company. There was a like amount of increase in market value

Policyholder benefits. Policyholder benefits totaled $134.8 million for the six months ended June 30, 2000 compared to $133.7 million for the six months ended June 30, 1999. Excluding the effect of the payroll-deduction business, policyholder benefits increased $8.1 million. This increase resulted from a (i) $5.0 million increase in interest credited on universal life and annuity fund balances, (ii) a $2.9 million increase in other policyholder benefits, and (iii) a $3.4 million decrease in reserve reduction, offset by a (iv) $3.2 million decrease in death benefits.

Interest credited on fund balances increased $6.8 million due to increased fund values related to the asset accumulation business. This increase was partially offset by a $2.3 million decrease on a closed block of annuity business resulting from lower aggregate fund values. Other policyholder benefits increased primarily due to an increase in surrender benefits on a closed block of traditional life business. The reserve reduction decrease in 2000 was primarily due to increased traditional life premiums. The decrease in death benefits was offset by a $0.7 million reduction in reserves for future policy benefits released on traditional life insurance death benefits.

Amortization expense. Amortization expense totaled $33.8 million for the six months ended June 30, 2000 compared to $36.1 million for the six months ended June 30, 1999. Excluding the effect of the payroll-deduction business, amortization expense decreased $0.2 million. Amortization expense related to the Company's universal life insurance business decreased $2.7 million. This decrease was due primarily to decreased administrative charges on this block of business. Offsetting this decrease was a $2.7 million increase in amortization expense related to a closed block of annuity business. The increase was partially due to increased surrender charge revenue on this block of business.

Other operating expenses. Other operating expenses totaled $36.4 million for the six months ended June 30, 2000 compared to $44.7 million for the six months ended June 30, 1999.

The Company amended its advisory agreement and its data processing agreement with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC, resulting in a $2.9 million decrease in other operating expenses in 2000 compared to 1999.

In addition, during 1999 the Company reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings through increased cost controls which have decreased operating expenses by $3.4 million during 2000 compared to 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Income before income taxes for the three months ended June 30, 2000 was $7.7 million compared to $6.9 million for the three months ended June 30, 1999. Excluding the effects of net realized investment gains and losses, income before income taxes decreased $0.9 million for this same period from $8.2 million to $7.3 million. The primary reasons for the decrease in profit from 1999 to 2000 were (i) lower investment income from non-life insurance subsidiaries, offset by
(ii) lower operating expenses resulting from cost controls implemented in 2000.

Premiums and policy revenues. Premiums and policy revenues totaled $55.8 million for the three months ended June 30, 2000 compared to $55.0 million for the three months ended June 30, 1999. Excluding the effect of the payroll-deduction business, premiums and policy revenues increased $4.5 million. Premiums from traditional life insurance business increased $1.4 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. First year premiums on life insurance sold in the preneed market totaled $3.4 million during 2000. As sales in this market began in the fourth quarter of 1999, there were no comparable premiums in the three months ended June 30, 1999. The increase in preneed business was offset by a decrease in premiums from the remainder of the Company's inforce traditional life insurance business. Policy revenues from interest sensitive life and annuity products increased $3.7 million from 1999 to 2000. This increase was primarily due to (i) a $1.3 million increase in administrative charges on the Company's universal life business,
(ii) a $0.7 million increase in policy revenues, of which the majority relates to surrender charge revenue, from the Company's asset accumulation business, and
(iii) an increase of $1.1 million in surrender charges from a closed block of annuity business.

Net investment income. Net investment income totaled $55.5 million for the three months ended June 30, 2000 compared to $59.4 million for the three months ended June 30, 1999. Net investment income decreased due to (i) investment income on assets transferred which support the payroll-deduction business sold effective January 1, 2000, and (ii) a $1.2 million decrease in net investment income on investments held by the Reinsurer offset by (iii) an increase in net investment income on the Company's remaining bond portfolio, (iv) a $0.3 million increase in mortgage loan net investment income, and (v) a $0.6 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer.

The increased investment income related to the Company's bond portfolio is primarily due to an increase in assets supporting the asset accumulation business from sales in the Company's Americo Retirement Services sales division.

The increase related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $201.8 million in 1999 to $226.8 million in 2000. This increase was offset by a decrease in the average yield of the portfolio from 1999 to 2000.

The decrease related to investments held by the Reinsurer is due primarily to a $1.4 million decrease in net investment income on a closed block of annuity business. The decrease in investment income and the associated $1.2 million decrease of interest credited on the policyholder fund values resulted from lower aggregate fund values.

Net realized investment gains ( losses). Net realized investment gains totaled $0.4 million for the three months ended June 30, 2000 compared to net realized investment losses of $1.3 million for the three months ended June 30, 1999. In 2000, the Company realized losses of $1.0 million on common stocks offset by gains of $1.4 million on fixed maturity investments. In 1999, the Company realized losses of $2.4 million on common stock, offset by realized gains of $1.1 million on fixed maturity investments.

Included in 2000 and 1999 realized investment gains (losses) were $1.1 and $1.7 million, respectively, of realized losses on short positions held on common stocks and bonds by the Company. There was a like amount of increase in market value on the related long positions which was included in unrealized investment gains in stockholder's equity.

Policyholder benefits. Policyholder benefits totaled $66.4 million for the three months ended June 30, 2000 compared to $63.5 million for the three months ended June 30, 1999. Excluding the effect of the payroll-deduction business, policyholder benefits increased $6.6 million. This increase resulted from a (i) a $3.4 million increase in interest credited on universal life and annuity fund balances, (ii) a $2.0 million increase in other policyholder benefits, and (iii) a $2.0 million decrease in reserve reduction, offset by a (iv) $0.8 million decrease in death benefits.

Interest credited on fund balances increased $4.3 million due to increased assets related to the asset accumulation business. This increase was partially offset by a $1.2 million decrease on a closed block of annuity business resulting from lower fund values. Other policyholder benefits increased primarily due to an increase in surrender benefits on a closed block of traditional life business. The reserve reduction decrease in 2000 was primarily due to increased traditional life premiums. The decrease in death benefits was offset by a $0.7 million reduction in reserves for future policy benefits released on traditional life insurance death benefits.





Amortization expense. Amortization expense totaled $17.0 million for the three months ended June 30, 2000 compared to $17.2 million for the three months ended June 30, 1999. Excluding the effect of the payroll-deduction business, amortization expense increased $1.0 million. Amortization expense related to a closed block of annuity business increased $2.0 million. The increase was offset by a $0.8 million decrease in amortization on the Company's universal life insurance business.

Other operating expenses. Other operating expenses totaled $19.0 million for the three months ended June 30, 2000 compared to $21.6 million for the three months ended June 30, 1999.

During 1999 the Company reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings through increased cost controls which have decreased operating expenses by $1.1 million during 2000 compared to 1999.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1999 to June 30, 2000 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at June 30, 2000 remained consistent with December 31, 1999. Non-investment grade securities totaled less than 3% of the Company's total fixed maturity investments at June 30, 2000. The Company has not made any significant changes to its investment philosophy during 2000.

The Company's net unrealized investment gains at June 30, 2000 were comparable to December 31, 1999. A $2.8 million increase in the gross unrealized investment gains on the Company's fixed maturity investment securities due to a market value increase and a $1.5 million increase in the gross unrealized investment gains on equity securities were offset by a $4.3 million decrease of the effect on other balance sheet accounts. The components of the change during the six months ended June 30, 2000 were (in millions):

Gross unrealized investment gains                    $    4.3
Effect on insurance assets and liabilities               (4.3)
Deferred income tax effect                                  -
                                                      -------
                                                     $     -

During the three  months  ended June 30,  2000,  the  Company's  life  insurance
subsidiaries   purchased  $8.5  million  of  the  Company's  outstanding  senior subordinated notes.

During the three months ended June 30, 2000, changes in the interest rate environment did not adversely affect the Company's financial condition. These rate changes did not materially affect disclosures included in the Company's December 31, 1999 Form 10-K regarding the Company's exposure to market risk.

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's report on Form 10-Q for the quarter ended March 31, 2000, regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.

Included among those matters reported in the Form 10-K was Thibodeau, et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas. On July 26, 2000, the Court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. The Company does not believe the costs of implementing the settlement, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company. Shortly before the settlement was approved by the Court, a co-defendant named in the lawsuit, Norman T. Faircloth, filed a cross-claim against several of the other defendants, including the Company, Great Southern, Great American Life Underwriters, Inc., Entrepreneur Corp., and certain officers of Great Southern and the Company. The cross-claim asserts claims similar to those asserted by the plaintiffs in the underlying lawsuit, and seeks similar relief including actual damages, treble and punitive damages, emotional distress damages and an accounting. The cross-claim is brought by a single individual and does not seek relief on behalf of a class or any other persons. The Court has severed this cross-claim and set it for trial on October 30, 2000. The Company intends to defend the cross-claim vigorously.

Also included among the matters reported in the 10-K was McCulley v. Great Southern Life Insurance Company, et al., U.S. District Court of the Northern District of Texas. As previously reported, on April 18, 2000, the Court approved the settlement previously described pursuant to which Great Southern paid class counsel's fees and expenses in the amount of $275,000 and agreed to provide free insurance for one year to class members who timely submit an application for a new universal life policy and satisfy Great Southern's underwriting requirements. The Company does not believe the costs of implementing the settlement, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.

Also included among the matters reported in the Form 10-K was Gularte v. Fremont Life Insurance Company, Fremont General Corporation and Great Southern, Los Angeles Superior Court, Los Angeles, California, a purported class action in which plaintiff challenged under various theories the lawfulness of a surrender charge imposed under a deferred annuity contract. As previously reported, on April 2, 1999, the trial court entered judgment dismissing with prejudice the action against all defendants including Great Southern. On May 31, 2000, the California Court of Appeals affirmed the dismissal of plaintiff's fraud and reformation claims, but reversed the dismissal of claims alleging unconscionability, breach of covenant of good faith and fair dealing, and statutory unfair business practices. Defendants have petitioned for review by the California Supreme Court.

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

27       Financial Data Schedule.

------------ ----------------- ------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended June 30, 2000.

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


Date:  August 11, 2000