Form 10-Q
period 2000-09-30
AMERICO LIFE INC
filed 2000-11-14
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Class and Title of                                Shares Outstanding
      Capital Stock                                 as of November 12, 2000
     -------------                                  -----------------------
 Common Stock $1.00 Par Value                                 10,000

                 See notes to consolidated financial statements


                       AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                          September 30,            December 31,
                                                                              2000                     1999
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $736,604 and
       $821,335)                                                            $   760,721              $   852,908
     Available for sale, at market (amortized cost: $1,123,147 and
       $985,854)                                                              1,081,370                  925,997
   Equity securities, at market (cost: $63,323 and $33,467)                     127,191                   73,448
   Investment in equity subsidiaries                                             14,049                   12,141
   Mortgage loans on real estate, net                                           242,420                  227,601
   Investment real estate, net                                                   30,378                   28,516
   Policy loans                                                                 194,630                  209,979
   Other invested assets                                                         34,192                   30,429
                                                                            -----------              -----------
     Total investments                                                        2,484,951                2,361,019

Cash and cash equivalents                                                        38,304                  122,788
Accrued investment income                                                        32,721                   31,764
Amounts receivable from reinsurers                                            1,169,154                1,140,206
Amounts due from affiliates                                                      15,385                    7,710
Other receivables                                                               143,956                   42,596
Deferred policy acquisition costs                                               217,581                  212,860
Cost of business acquired                                                       189,243                  219,490
Other assets                                                                     48,658                   49,729
                                                                            -----------              -----------
     Total assets                                                           $ 4,339,953              $ 4,188,162
                                                                            ===========              ===========

Liabilities and stockholder's equity
Policyholder account balances                                               $ 2,621,301              $ 2,599,627
Reserves for future policy benefits                                             813,990                  822,940
Unearned policy revenues                                                         51,749                   60,279
Policy and contract claims                                                       36,034                   37,821
Other policyholder funds                                                        113,247                  119,664
Notes payable                                                                   102,557                  111,165
Amounts payable to reinsurers                                                    33,019                   48,749
Federal income taxes                                                                 76                        -
Deferred income taxes                                                            56,838                   40,531
Due to brokers                                                                  184,177                   53,010
Other liabilities                                                                73,917                   68,262
                                                                            -----------              -----------
     Total liabilities                                                        4,086,905                3,962,848

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                           10                       10
   Additional paid-in capital                                                     3,745                    3,745
   Accumulated other comprehensive income                                        37,990                   19,159
   Retained earnings                                                            211,303                  202,400
                                                                            -----------              -----------
     Total stockholder's equity                                                 253,048                  225,314
                                                                            -----------              -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $ 4,339,953              $ 4,188,162
                                                                            ===========              ===========


                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                           Three Months                       Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       2000            1999               2000            1999
Income
Premiums and policy revenues                      $    56,881     $    56,024        $   168,858     $   170,161
Net investment income                                  54,507          57,358            167,627        175,170
Net realized investment losses                         (1,095)           (826)            (5,961)         (2,181)
Other income                                            2,872           1,486              7,979           4,603
                                                  -----------     -----------        -----------     -----------
   Total income                                      113,165          114,042            338,503        347,753

Benefits and Expenses
Policyholder benefits:
   Death benefits                                      23,896          29,591             81,649          94,520
   Interest credited on universal life and
annuity           products                             29,366          28,210             85,837          82,679
   Other policyholder benefits                         13,660          11,503             43,947          38,991
   Change in reserves for future policy benefits       (4,241)         (3,710)           (13,972)        (16,852)
Commissions                                               862             924              4,651           6,551
Amortization expense                                   18,888          19,315             52,733          55,406
Interest expense                                        2,425           2,866              7,671           8,805
Other operating expenses                               22,489          21,039             60,390          65,741
                                                  -----------     -----------        -----------     -----------

   Total benefits and expenses                        107,345        109,738             322,906         335,841
                                                  -----------     ----------         -----------     -----------

   Income before provision for income taxes             5,820           4,304             15,597          11,912

Provision for income taxes                              1,818             936              5,194           3,043
                                                  -----------     -----------        -----------     -----------

     Net income                                   $     4,002     $     3,368        $    10,403     $     8,869
                                                  ===========     ===========        ===========     ===========

Net income per common share                       $   400.20      $   336.80         $ 1,040.30      $   886.90
                                                  ==========      ==========         ==========      ==========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                2000                     1999

Cash flows from operating activities
Net income                                                                    $  10,403                $   8,869
                                                                               --------                 --------

Adjustments to reconcile  net income to net cash provided by (used by) operating activities:
   Depreciation and amortization                                                 55,507                   50,646
   Deferred policy acquisition costs                                            (60,357)                 (45,513)
   Undistributed earnings of equity subsidiaries                                   (338)                  (2,235)
   Distribution of earnings from equity subsidiaries                                  -                      120
   Amortization of unrealized gains                                              (4,728)                  (5,448)
   (Increase) decrease in assets:
     Accrued investment income                                                     (958)                  (3,357)
     Amounts receivable from reinsurers                                          89,184                   59,741
     Other receivables                                                              274                     (477)
     Other assets, net of amortization expense                                   (1,845)                  (3,996)
   Increase (decrease) in liabilities:
     Policyholder account balances                                              (55,939)                 (73,870)
     Reserves for future policy benefits and unearned policy revenues            (4,174)                  (5,612)
     Policy and contract claims                                                  (1,788)                  (8,138)
     Other policyholder funds                                                    (6,417)                  15,306
     Amounts payable to reinsurers                                              (15,729)                   4,940
     Provision for deferred income taxes                                          6,167                     (278)
     Federal income taxes payable                                                    76                     (668)
     Affiliate balances                                                          (7,674)                  (5,499)
     Other liabilities                                                            5,654                   (3,197)
   Net realized losses on investments sold                                        5,961                    2,181
   Amortization on bonds and mortgage loans                                       2,029                    2,215
   Other changes                                                                 (2,816)                  (7,311)
                                                                              ----------               ----------

     Total adjustments                                                            2,089                  (30,450)
                                                                              ---------                ----------

Net cash provided by (used by) operating activities                              12,492                  (21,581)
                                                                              ---------                ----------



                             (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                              2000                     1999
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $  (980,855)             $  (297,107)
   Purchases of other investments                                              (188,185)                (101,492)
   Mortgage loans originated                                                    (25,688)                 (39,598)
   Maturities or redemptions of fixed maturity investments                       94,103                   14,950
   Sales of fixed maturity available for sale investments                       786,929                  256,967
   Sales of fixed maturity held to maturity investments                          54,576                        -
   Sales of equity securities                                                   149,624                   91,812
   Sales of other investments                                                     1,526                        -
   Transfer of cash on disposition of block of insurance business              (100,001)                       -
   Repayments from mortgage loans                                                11,162                   17,878
   Change in due to brokers                                                      18,215                   (5,876)
   Change in policy loans                                                         2,900                   (2,313)
                                                                            -----------              -----------
     Net cash used by investing activities                                     (175,694)                 (64,779)
                                                                            -----------              -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                           354,436                  320,662
   Return of policyholder account balances                                     (265,718)                (182,275)
   Repayments of notes payable                                                   (8,500)                  (9,080)
   Dividends paid                                                                (1,500)                  (1,500)
                                                                            -----------              -----------
     Net cash provided by financing activities                                   78,718                  127,807
                                                                            -----------              -----------

Net increase (decrease) in cash and cash equivalents                            (84,484)                  41,447
                                                                            -----------              -----------

Cash and cash equivalents at beginning of period                                122,788                   68,219
                                                                            -----------              -----------

Cash and cash equivalents at end of period                                  $    38,304              $   109,666
                                                                            ===========              ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                                       13
                       AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2000 and 1999 (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 1999 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 1999 consolidated financial statements. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the expected results for the full year 2000, nor the results experienced for the year 1999.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Investments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe that adoption of this accounting standard will have a significant impact on the consolidated financial statements of the Company.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                   2000             1999              2000             1999
                                                   ----             ----              ----             ----

Net income                                       $   4,002         $   3,368        $  10,403         $   8,869
Other comprehensive income (loss)                   18,836            (9,624)          18,831           (33,192)
                                                 ---------         ---------        ---------         ---------
Comprehensive income (loss)                      $  22,838         $  (6,256)       $  29,234         $ (24,323)
                                                 =========         =========        =========         =========

:

                       AMERICO LIFE, INC. AND SUBSIDIARIES


Following are the components of net unrealized investment gains (losses) which comprise accumulated other comprehensive income

                                                                                                   Nine Months
                                                    September 30,          December 31,               Ended
                                                         2000                  1999            September 30, 2000
                                                         ----                  ----            ------------------
Investment securities:
    Fixed maturities available for sale               $  (44,213)           $  (62,186)            $   17,973
    Fixed maturities reclassified from
     available for sale to held to maturity               28,754                33,482                 (4,728)
    Equity securities                                     63,869                39,981                 23,888
                                                      ----------            ----------             ----------
                                                          48,410                11,277                 37,133

Effect on other balance sheet accounts                     8,822                16,984                 (8,162)
Deferred income taxes                                    (19,242)               (9,102)               (10,140)
                                                      ----------            ----------             ----------
    Net unrealized investment gains                   $   37,990            $   19,159             $   18,831
                                                      ==========            ==========             ==========

During both the nine months ended September 30, 2000 and 1999, the Company paid dividends to Financial Holding Corporation ("FHC") totaling $1,500.

3.        COMMITMENTS AND CONTINGENCIES

The Company and Great Southern Life Insurance Company ("Great Southern") were defendants with other parties in a class action lawsuit brought by agents of one of Great Southern's general agents alleging that they were defrauded into surrendering renewal commissions in return for a promise of stock ownership in a company to be taken public at some point in the future. On July 26, 2000, the court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. A cross-claim by a co-defendant regarding the same issues remains pending. Some members of the class appealed the trial court's approval of the settlement, which appeal is also pending.

Great Southern is a defendant in a certified class action and Great Southern and two other subsidiaries, The College Life Insurance Company of America ("College") and Ohio State Life Insurance Company, are defendants in lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. The Company and certain subsidiaries, including College, also are defendants in a purported class action asserting claims in connection with the marketing and administration of deferred annuity and life insurance products sold to schoolteachers and others. The Company intends to defend these cases vigorously.

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

                      Life Insurance          Asset             Non-Life          Reconciling        Consolidated
                        Operations         Accumulation         Insurance            Items              Totals
                                            Products           Investments
                                            Operations

                                                     Nine months ended September 30,
                     ------------------------------------------------------------------------------------------------

                       2000     1999      2000      1999     2000      1999      2000     1999      2000      1999
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues             $278,021  $299,564 $ 42,547  $ 30,360   $ 3,123  $ 4,740  $ 14,812  $13,089  $ 338,503  $347,753

Income (loss)
  before income        39,498    33,828    5,188       (80)    1,379    3,263   (30,468)  (25,099)   15,597    11,912
  taxes

                                                    Three months ended September 30,
                     ------------------------------------------------------------------------------------------------

                       2000     1999      2000      1999     2000      1999      2000     1999      2000      1999
                       ----     ----      ----      ----     ----      ----      ----     ----      ----      ----

Revenues             $ 91,185  $ 96,136 $ 14,887  $ 10,840     $ 887  $ 1,515   $ 6,206   $ 5,551 $ 113,165 $114,042

Income (loss)
  before income        16,090     9,941      835      (978)      616    1,004   (11,721)   (5,663)   5,820     4,304
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

SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions):

                                          Life Insurance           Asset Accumulation               Non-Life
                                            Operations             Products Operations        Insurance Investments
                                      -----------------------    ------------------------    ------------------------

                                                             Nine months ended September 30,
                                      -------------------------------------------------------------------------------

                                         2000        1999            2000        1999            2000        1999
                                         ----        ----            ----        ----            ----        ----

Revenues                                $278.0      $299.6           $42.5       $30.4            $3.1        $4.7
Income before income taxes                39.5        33.8             5.2        (0.1)            1.4         3.3


                                                             Three months ended September 30,
                                      -------------------------------------------------------------------------------

                                         2000        1999            2000        1999            2000        1999
                                         ----        ----            ----        ----            ----        ----

Revenues                                 $91.2       $96.1           $14.9       $10.8            $0.9        $1.5
Income before income taxes                16.1         9.9             0.8        (1.0)            0.6         1.0

Life insurance operations. Income before income taxes for the nine months ended September 30, 2000 was $39.5 million compared to $33.8 million for the nine months ended September 30, 1999. This increase in profits is primarily due to a $12.0 million decrease in death benefits, net of reserves for policy benefits released on traditional death benefits. This increase in profits is offset by higher amortization of cost of business acquired assets on the closed blocks of annuity business in 2000 due to higher surrenders in 2000.

Income before income taxes for the three months ended September 30, 2000 was $16.1 million compared to $9.9 million for the three months ended September 30, 1999. This increase in profits is due to a $6.4 million decrease in death benefits, net of reserves for policy benefits released on traditional death benefits.

Asset accumulation products operations. Income before income taxes for the nine months ended September 30, 2000 was $5.2 million compared to a loss before income taxes of $0.1 million for the nine months ended September 30, 1999. This increase was due primarily to (i) a $2.4 million increase in surrender charge revenue resulting from higher surrenders in 2000, (ii) a $0.6 million increase in other policy revenues, and (iii) a $0.1 million decrease in death benefits.

Income before income taxes for the three months ended September 30, 2000 was $0.8 million compared to a loss before income taxes of $1.0 million for the three months ended September 30, 1999. This increase is primarily due to a $0.9 million increase in surrender charge revenue resulting from higher surrenders in 2000.

Non-life insurance investments. Income before income taxes for the nine and three month periods ended September 30, 2000 decreased from the same periods in 1999 due to a reduction in income from the Company's investment in an equity subsidiary.

Reconciling items. Significant reconciling items of the segment revenues and income before income taxes shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

Income before income taxes related to reconciling items for the nine months ended September 30, 2000 decreased $5.4 million from the same period in 1999 due primarily to (i) a $3.8 million increase in realized investment losses, and (ii) a $3.1 million increase in costs associated with the settlement of an individual lawsuit, offset by (iii) a general reduction in the level of operating expenses due to cost controls implemented in 2000.

Income before income taxes for the three months ended September 30, 2000 decreased $6.4 million from the same period in 1999 due primarily to (i) a $0.4 million increase in realized investment losses and (ii) a $3.1 million increase in costs associated with the settlement of an individual lawsuit, offset by
(iii) a general reduction in the level of operating expenses due to cost controls implemented in 2000.

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

The following table summarizes the effects on the income statement components of this business for the nine and three months ended September 30, 1999 (in millions):

                                                                    Nine Months               Three Months
                                                                       Ended                     Ended
                                                                 September 30, 1999        September 30, 1999

                  Premiums and policy revenues                         $ 11.4                    $  3.7
                  Net investment income                                   6.1                       2.0
                  Policyholder benefits                                  10.8                       3.7
                  Amortization expense                                    3.2                       1.2

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Income before income taxes for the nine months ended September 30, 2000 was $15.6 million compared to $11.9 million for the nine months ended September 30, 1999. Excluding the effects of net realized investment losses, income before income taxes increased $7.5 million for this same period from $14.1 million to $21.6 million. The primary reasons for the increase in profit from 1999 to 2000 were (i) lower death benefits, (ii) lower operating expenses resulting from cost controls implemented in 2000, and (iii) lower advisory and data processing fees paid to FHC, offset by (iv) higher costs associated with litigation and (v) lower income from an equity subsidiary.

Premiums and policy revenues. Premiums and policy revenues totaled $168.9 million for the nine months ended September 30, 2000 compared to $170.1 million for the nine months ended September 30, 1999. Excluding the effect of the payroll-deduction business, premiums and policy revenues increased $10.2 million. Premiums from traditional life insurance business increased $9.3 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. First year premiums on life insurance sold in the preneed market totaled $11.3 million during 2000. As sales in this market began in the fourth quarter of 1999, there were no comparable premiums in the nine months ended September 30, 1999. The increase in preneed business was offset by a decrease in premiums from the remainder of the Company's inforce traditional life insurance business. Policy revenues from interest-sensitive life and annuity products increased $0.9 million from 1999 to 2000. This increase was primarily due to (i) a $3.1 million increase in policy revenues, of which the majority relates to surrender charge revenue from the Company's asset accumulation business, and (ii) a $0.8 million increase in surrender charges related to a closed block of annuity business offset by (iii) a decrease in administrative charges on the Company's universal life business of $2.3 million.

Net investment income. Net investment income totaled $167.6 million for the nine months ended September 30, 2000 compared to $175.2 million for the nine months ended September 30, 1999 . Net investment income decreased due to (i) the transfer of the invested assets supporting the payroll-deduction business which was reinsured effective January 1, 2000, (ii) a $3.1 million decrease in net investment income on investments held by the Reinsurer, (iii) a $1.9 million decrease in income from an equity subsidiary, offset by (iv) an increase in net investment income on the Company's remaining bond portfolio, and (v) a $0.9 million increase in mortgage loan net investment income.

The increased investment income related to the Company's bond portfolio is primarily due to an increase in assets supporting the asset accumulation business from sales in the Company's Americo Retirement Services sales division.

The increase in investment income related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $214.9 million in 1999 to $238.2 million in 2000. This increase was offset by a decrease in the average yield of the portfolio from 1999 to 2000.

The decrease related to investments held by the Reinsurer is due primarily to a $3.3 million decrease in net investment income on a closed block of annuity business. The decrease in investment income and the associated $3.4 million decrease of interest credited on the policyholder fund values resulted from lower aggregate fund values.




Net realized investment losses. Net realized investment losses totaled $6.0 million for the nine months ended September 30, 2000 compared to of $2.2 million for the nine months ended September 30, 1999. In 2000, the Company realized losses of $5.5 million on common stocks and losses of $0.5 million on the sale of fixed maturity investments. In 1999, the Company realized losses of $3.4 million on common stock, offset by realized gains of $1.5 million on fixed maturity investments.

Included in 2000 and 1999 realized investment losses were $5.9 and $1.7 million, respectively, of realized losses on short positions held on common stocks and bonds by the Company. There was a like amount of increase in market value on the related long positions which was included in unrealized investment gains in stockholder's equity.

Other income. Other income totaled $8.0 million for the nine months ended September 30, 2000 compared to $4.6 million for the nine months ended September 30, 1999. The increase primarily relates to a service fee received during 2000 from the reinsurer of a block of payroll-deduction life insurance business. The Company reinsured this business effective January 1, 2000; therefore, no such fee was received during 1999.

Policyholder benefits. Policyholder benefits totaled $197.5 million for the nine months ended September 30, 2000 compared to $199.3 million for the nine months ended September 30, 1999. Excluding the effect of the payroll-deduction business, policyholder benefits increased $9.0 million. This increase resulted from a (i) $7.7 million increase in interest credited on universal life and annuity fund balances, (ii) a $4.9 million increase in other policyholder benefits, and (iii) a $2.8 million decrease in reserve reduction, offset by a
(iv) $6.6 million decrease in death benefits.

Interest credited on fund balances increased $11.2 million due to increased fund values related to the asset accumulation business. This increase was partially offset by a $3.4 million decrease in interest credited on a closed block of annuity business resulting from lower aggregate fund values. Other policyholder benefits increased primarily due to an increase in surrender benefits on closed blocks of traditional life business. The reserve reduction decrease in 2000 was due to increased traditional life premiums and a $1.6 million reduction in reserves for future policy benefits released on traditional life insurance death benefits.

Amortization expense. Amortization expense totaled $52.7 million for the nine months ended September 30, 2000 compared to $55.4 million for the nine months ended September 30, 1999. Excluding the effect of the payroll-deduction business, amortization expense increased $0.5 million. Amortization expense related to the Company's universal life insurance business decreased $3.8 million due primarily to decreased administrative charges on this block of business. Offsetting this decrease was a $3.3 million increase in amortization expense related to a closed block of annuity business. The increase was partially due to increased surrender charge revenue on this block of business. In addition, amortization expense related to preneed business totaled $2.9 million. As sales in this market began in the 4th quarter of 1999, there was no amortization in the nine months ended September 30, 1999.

Other operating expenses. Other operating expenses totaled $60.4 million for the nine months ended September 30, 2000 compared to $65.7 million for the nine months ended September 30, 1999.

The Company amended its advisory agreement and its data processing agreement with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC by $2.5 million in 2000 compared to 1999. In addition, during 1999 the Company reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings through increased cost controls which have reduced operating expenses by $4.4 million during 2000 compared to 1999. Offsetting these decreases was an increase of $3.1 million in costs associated with the settlement of a lawsuit brought by a single policyholder.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Income before income taxes for the three months ended September 30, 2000 was $5.8 million compared to $4.3 million for the three months ended September 30, 1999. Excluding the effects of net realized investment gains and losses, income before income taxes increased $1.8 million for this same period from $5.1 million to $6.9 million. The primary reasons for the increase in profit from 1999 to 2000 were (i) lower death benefits and (ii) lower operating expenses resulting from cost controls implemented in 2000, offset by (ii) higher operating expenses due to costs associated with litigation.

Premiums and policy revenues. Premiums and policy revenues totaled $56.9 million for the three months ended September 30, 2000 compared to $56.0 million for the three months ended September 30, 1999. Excluding the effect of the payroll-deduction business, premiums and policy revenues increased $4.6 million. Premiums from traditional life insurance business increased $5.4 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. First year premiums on life insurance sold in the preneed market totaled $4.2 million during the three months ended September 30, 2000. As sales in this market began in the fourth quarter of 1999, there were no comparable premiums in the three months ended September 30, 1999. In addition, premiums from the remainder of the Company's inforce traditional life insurance business increased. Policy revenues from interest sensitive life and annuity products decreased $0.8 million from 1999 to 2000. This decrease was primarily due to (i) a decrease of $1.2 million in surrender charges from a closed block of annuity business, offset by (ii) a $0.6 million increase in policy revenues, of which the majority relates to surrender charge revenue, from the Company's asset accumulation business.

Net investment income. Net investment income totaled $54.5 million for the three months ended September 30, 2000 compared to $57.4 million for the three months ended September 30, 1999. Net investment income decreased due to (i) investment income on assets transferred which support the payroll-deduction business reinsured effective January 1, 2000, and (ii) a $1.7 million decrease in net investment income on investments held by the Reinsurer offset by (iii) a $0.3 million increase in mortgage loan net investment income, and (iv) an increase in net investment income on the Company's remaining bond portfolio.

The increased investment income related to the Company's bond portfolio is primarily due to an increase in assets supporting the asset accumulation business from sales in the Company's Americo Retirement Services sales division.

The increase related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $209.6 million in 1999 to $234.2 million in 2000. This increase was offset by a decrease in the average yield of the portfolio from 1999 to 2000.

The decrease related to investments held by the Reinsurer is due primarily to a $1.3 million decrease in net investment income on a closed block of annuity business. The decrease in investment income and the associated $1.1 million decrease of interest credited on the policyholder fund values resulted from lower aggregate fund values.

Net realized investment losses. Net realized investment losses totaled $1.1 million for the three months ended September 30, 2000 compared to $0.8 million for the three months ended September 30, 1999. In 2000, the Company realized losses of $1.2 million on common stocks offset by gains of $0.1 million on the sale of fixed maturity investments. In 1999, the Company realized losses of $1.0 million on the sale of common stock, offset by realized gains of $0.2 million on fixed maturity investments.

Included in 2000 and 1999 realized investment losses were $1.6 million of realized investment losses and $2.8 million of realized investment gains, respectively, on short positions held on common stocks and bonds by the Company. There was a like amount of change in market value on the related long positions which was included in unrealized investment gains in stockholder's equity.

Other income. Other income totaled $2.9 million for the three months ended September 30, 2000 compared to $1.5 million for the three months ended September 30, 1999. The increase primarily relates to a service fee received during 2000 from the reinsurer of a block of payroll-deduction life insurance business. The Company reinsured this business effective January 1, 2000; therefore, no such fee was received during 1999.

Policyholder benefits. Policyholder benefits totaled $62.7 million for the three months ended September 30, 2000 compared to $65.6 million for the three months ended September 30, 1999. Excluding the effect of the payroll-deduction business, policyholder benefits increased $0.8 million. This increase resulted from a (i) a $2.7 million increase in interest credited on universal life and annuity fund balances, (ii) a $2.2 million increase in other policyholder benefits, offset by (iii) a $3.4 million decrease in death benefits and, (iv) a $0.5 million increase in reserve reduction.

Interest credited on fund balances increased $3.6 million due to increased assets related to the asset accumulation business. This increase was partially offset by a $1.1 million decrease in interest credited on a closed block of annuity business resulting from lower fund values. Other policyholder benefits increased primarily due to an increase in surrender benefits on a closed block of traditional life business. The reserve reduction increase in 2000 was primarily due to (i) increased surrender benefits on traditional life business offset by (ii) increased traditional life premiums.

Amortization expense. Amortization expense totaled $18.9 million for the three months ended September 30, 2000 compared to $19.3 million for the three months ended September 30, 1999. Excluding the effect of the payroll-deduction business, amortization expense increased $0.8 million. Amortization expense related to a closed block of annuity business increased $0.5 million.

Other operating expenses. Other operating expenses totaled $22.5 million for the three months ended September 30, 2000 compared to $21.0 million for the three months ended September 30, 1999 .

Other operating expenses increased $3.1 million during 2000 due to costs associated with the settlement of a lawsuit brought by a single policyholder. This increase was offset by other operating expense reductions. During 1999 the Company reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings through increased cost controls which have reduced operating expenses by $1.0 million for the three months ended September 30, 2000 compared to 1999.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 1999 to September 30, 2000 primarily reflect the normal operations of the Company's life insurance subsidiaries as well as the disposition of the block of payroll-deduction life insurance business as discussed elsewhere herein.

The quality of the Company's investment in fixed maturity investments at September 30, 2000 remained consistent with December 31, 1999. Non-investment grade securities totaled less than 3% of the Company's total fixed maturity investments at September 30, 2000. The Company has not made any significant changes to its investment philosophy during 2000.

The Company's net unrealized investment gains increased $18.8 million from December 31, 1999 to September 30, 2000. The components of the change were as follows (in millions):


Investment securities:
    Fixed maturities available for sale               $    18.0
    Fixed maturities reclassified from
     available for sale to held to maturity                (4.7)
    Equity securities                                      23.9
                                                           37.2

Effect on other balance sheet accounts                     (8.3)
Deferred income taxes                                     (10.1)
    Net unrealized investment gains                   $    18.8
                                                      =========

During the three months ended September 30, 2000, changes in the interest rate environment did not adversely affect the Company's financial condition. These rate changes did not materially affect disclosures included in the Company's December 31, 1999 Form 10-K regarding the Company's exposure to market risk.

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.

Included among those matters reported in the Form 10-K was Thibodeau, et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas. On July 26, 2000, the Court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. The Company does not believe the costs of implementing the settlement, after consideration of amounts provided in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company. Some members of the class appealed the trial court's approval of the settlement, which is pending. Shortly before the settlement was approved by the Court, a co-defendant named in the lawsuit, Norman T. Faircloth, filed a cross-claim against several of the other defendants, including the Company, Great Southern, Great American Life Underwriters, Inc., Entrepreneur Corp., and certain officers of Great Southern and the Company. The cross-claim asserts claims similar to those asserted by the plaintiffs in the underlying lawsuit, and seeks similar relief including actual damages, treble and punitive damages, emotional distress damages and an accounting. The cross-claim is brought by a single individual and does not seek relief on behalf of a class or any other persons. The Court has severed this cross-claim. The Company intends to defend the cross-claim vigorously.

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

Also included among the matters reported in the Form 10-K was Gularte v. Fremont Life Insurance Company, Fremont General Corporation and Great Southern, Los Angeles Superior Court, Los Angeles, California, a purported class action in which plaintiff challenged under various theories the lawfulness of a surrender charge imposed under a deferred annuity contract. As previously reported, on April 2, 1999, the trial court entered judgment dismissing with prejudice the action against all defendants including Great Southern. On May 31, 2000, the California Court of Appeals affirmed the dismissal of plaintiff's fraud and reformation claims, but reversed the dismissal of claims alleging unconscionability, breach of covenant of good faith and fair dealing, and statutory unfair business practices. The California Supreme Court denied defendant's petition for review, and the case has been remanded to the trial court for further proceedings.


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

27       Financial Data Schedule.

-------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended September 30, 2000.

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


Date:  November 14, 2000