Form 10-K
period 2000-12-31
AMERICO LIFE INC
filed 2001-03-30
CIK 908139

UNITED STATES
                        SEURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000 or

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

   Shares of common stock outstanding as of March 26, 2001: 10,000, none of which is held by non-affiliates.

                               Documents Incorporated by Reference: None

===== ========================================================================

                                TABLE OF CONTENTS

  Item                                                                     Page
                                                       PART I

   1.      Business                                                                                            2
   2.      Properties                                                                                         12
   3.      Legal Proceedings                                                                                  12
   4.      Submission of Matters to a Vote of Security Holders                                                14

                                                      PART II

   5.      Market for Registrant's Common Equity and Related Stockholder Matters                              15
   6.      Selected Consolidated Financial Data                                                               15
   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations              16
   7A.     Quantitative and Qualitative Disclosure about Market Risk                                          25
   8.      Financial Statements and Supplementary Data                                                        25
   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               25

                                                     PART III

   10.     Directors and Executive Officers of the Registrant                                                 26
   11.     Executive Compensation                                                                             27
   12.     Security Ownership of Certain Beneficial Owners and Management                                     28
   13.     Certain Relationships and Related Transactions                                                     28

                                                      PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    30

                                     PART I

ITEM 1.     BUSINESS

General

     Americo Life, Inc. ("Americo" or the "Company") is a financial services holding company whose subsidiaries are engaged in providing life insurance and annuity products through its life insurance and asset accumulation operating segments. At December 31, 2000, the Company had approximately $3.5 billion of invested assets under management and $43.5 billion of gross life insurance in force. Americo is wholly-owned by Financial Holding Corporation ("FHC"), a privately-owned corporation.

     The Company's wholly-owned insurance subsidiaries are: Americo Financial Life and Annuity Insurance Company ("AFL") (formerly The College Life Insurance Company of America), Great Southern Life Insurance Company ("Great Southern"), United Fidelity Life Insurance Company ("United Fidelity"), National Farmers Union Life Insurance Company ("National Farmers Union"), The Ohio State Life Insurance Company ("Ohio State") and Financial Assurance Life Insurance Company ("Financial Assurance").

     In addition, the Company owns 100% of Americo Financial Services, Inc. and Pension Consultants and Administrators, Inc., which comprise the marketing operations of the Company's Americo Financial Services ("AFS") operation.

     Historically, the Company's focus was to grow principally through acquisitions. This strategy has proven successful, providing the Company with critical mass and a large, stable block of in force business. While acquisitions have not been abandoned as a growth strategy, the Company has more recently focused on growth through new sales. The Company's current business strategy is to develop innovative and competitive products and expand distribution sources in its existing markets. Additionally, the Company intends to look for opportunities to expand into new markets. Presently, the Company's new sales activities are divided into three divisions, Americo Individual Sales, Americo Financial Services and Americo Preneed. These are more fully described in the "Life Insurance and Annuity Business" section.

     In addition to the operations described above, the Company occasionally makes financial investments in other businesses. The Company has an investment, in the form of a 50% interest, in Argus Health Systems, Inc. ("Argus"), which is engaged in prescription drug claim processing. The Company also owns several real estate investments.

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

     In certain transactions more fully described below, the Company has used an unaffiliated reinsurer ("the Reinsurer") to reinsure substantial blocks of insurance business that it has acquired. Such transactions result in the policy liabilities and related assets being transferred to the Reinsurer in exchange for a ceding commission and subsequently being reinsured to the Company on a modified coinsurance basis. In these transactions, the assets supporting the insurance liabilities are held in escrow for the benefit of the Company.

     In 1995 and 1996, the Company entered into separate agreements with The Ohio Casualty Insurance Company ("Ohio Casualty"), Fremont General Corporation and the Reinsurer under which the direct liabilities of The Ohio Life Insurance Company ("Ohio Life") and Fremont Life Insurance Company ("Fremont Life"), respectively, were reinsured with the Reinsurer on a coinsurance basis. Pursuant to these agreements, the Company services the life insurance and annuity policies of Ohio Life and Fremont Life. At December 31, 2000, these agreements covered 58,261 policies with associated liabilities totaling $404.7 million.

     On April 15, 1997, the Company acquired all of the outstanding stock of Ohio State and Investors Guaranty from Farmers Group, Inc. for a purchase price of $345.4 million. Immediately thereafter, Ohio State and Investors Guaranty entered into coinsurance agreements to reinsure all of their insurance liabilities to the Reinsurer while retaining the administration of these policies. At December 31, 2000, the policy liabilities associated with the 186,405 administered policies totaled $589.4 million.

     The Company and the Reinsurer entered into agreements which reinsure certain risks on the Ohio Life, Fremont Life, Ohio State and Investors Guaranty insurance policies back to the Company. The risks associated with the Ohio Life and Fremont Life policies are reinsured on a 100% quota share basis. The risks associated with the Ohio State and Investors Guaranty policies are reinsured on a 70% quota share basis. These agreements provide that the assets related to the reinsured policies are to be retained by the Reinsurer. The Company began directly assuming certain of the policies of Fremont Life, Ohio Life and Investors Guaranty in 1996, 1997 and 1999, respectively.

     In October 1998, the Company acquired the 50% interest in College Insurance Group, Inc. ("CIG") not previously owned by the Company. Through the formation of CIG in 1993, the Company entered into a joint venture with an unrelated individual to promote the sale of life insurance and annuity products in tax-qualified markets. By acquiring the other 50% of the joint venture and the related marketing entities previously wholly-owned by the individual, the Company believes it can expand its presence in the asset accumulation market, particularly the tax-qualified market.

     In May 1998, Great Southern sold the stock of Investors Guaranty for $14.8 million, resulting in a $4.9 million gain before income taxes. The reinsurance agreements with the Reinsurer are unaffected by the sale. As of the date of sale, Investors Guaranty had assets totaling $10.3 million and liabilities totaling $0.4 million.

     In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. However, the policy liabilities remain direct liabilities of the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138.5 million.

Life Insurance and Annuity Business

     The Company's insurance business is divided into two segments: life insurance operations and asset accumulation operations. The life insurance operations consist primarily of insurance and annuity business acquired by the Company and is supplemented by life insurance business sold through its Americo Individual Sales ("AIS") division and Americo Preneed ("APN") sales division. The life insurance operations generated $364.1 million of revenues, or 81% of total Company revenues, in 2000. The Company's asset accumulation operations consist of annuity products sold through the Company's AFS division. The asset accumulation operations generated $57.8 million, or 13% of total Company revenues, in 2000 and have grown at a compound annual growth rate of 35.9% over the last four years. Policy liabilities and the number of policies in force as of December 31, 2000 for the Company's segments are summarized below.



                                                                         Asset Accumulation
                                                      Life Insurance         Operations
                                                        Operations                                   Total
                                                                       (Dollars in thousands)
Policyholder account balances:
     Universal life                                     $   1,433,707        $      42,290        $   1,475,997
     Annuities                                                424,632              723,118            1,147,750
                                                        -------------        -------------        -------------
                                                        $   1,858,339        $     765,408        $   2,623,747
                                                        =============        =============        =============

Reserves for future policy benefits                     $     819,943        $           -        $     819,943
                                                        =============        =============        =============

Policies in force                                             833,691               90,760              924,451
                                                        =============        =============        =============

     Information concerning reported revenues and income before provision for income taxes for the Company's operating segments is set forth in Item 7 under "Results of Operations-Segment Results" and in Note 12 of the Company's Notes to Consolidated Financial Statements.

     The following table shows the Company's collected premiums during 2000, 1999 and 1998 by product category. The table below excludes from direct and assumed premiums any premiums of blocks of insurance business which have been permanently reinsured.

                                                                      Premiums Collected
                                                                    for periods indicated
                                      -----------------------------------------------------------------------------------
                                           Life Insurance Operations                   Asset Accumulation Operations
                                      -------------------------------------        --------------------------------------

                                       First Year     Renewal        Total       First Year     Renewal        Total
                                      ------------- ------------- ------------- ------------- ------------- -------------

                                                                  (in thousands of dollars)
Year ended
December 31, 2000
Traditional                                20,430        76,852        97,282         1,922            27         1,949
Interest-sensitive                         17,376       137,055       154,431         2,993        14,984        17,977
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              37,806       213,907       251,713         4,915        15,011        19,926
Annuities                                  26,470         3,809        30,279       172,995        44,592       217,587
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             64,276       217,716       281,992       177,910        59,603       237,513
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (36,848)                                      (53)
                                                                  -----------                               -----------
   Total                                                              245,144                                   237,460
                                                                  ===========                               ===========

Year ended
December 31, 1999
Traditional                                14,370        81,444        95,814         1,672             -         1,672
Interest-sensitive                         26,603       176,313       202,916         5,034        12,751        17,785
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              40,973       257,757       298,730         6,706        12,751        19,457
Annuities                                  27,471         6,028        33,499       156,814        43,901       200,715
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             68,444       263,785       332,229       163,520        56,652       220,172
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (36,261)                                      (52)
                                                                  -----------                               -----------
   Total                                                              295,968                                   220,120
                                                                  ===========                               ===========

Year ended
December 31, 1998
Traditional                                13,411        84,929        98,340           915             -           915
Interest-sensitive                         36,455       185,374       221,829         6,152         6,840        15,992
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              49,866       270,303       320,169         7,067         9,840        16,907
Annuities                                  18,979         6,377        25,356        40,491        45,975        86,466
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             68,845       276,680       345,525        47,558        55,815       103,373
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (47,059)                                  (52,752)
                                                                  -----------                               -----------
   Total                                                              298,466                                    50,621
                                                                  ===========                               ===========

General Sales and Marketing

     The Company began an initiative in 2000 to conduct its sales and marketing efforts through a single life insurance subsidiary, Americo Financial Life and Annuity Insurance Company. Historically, several of the Company's life insurance subsidiaries issued their own products. The objectives of this initiative include (i) establishing a brand name in the marketplace to create name recognition with policyholders and agents, (ii) eliminating duplicative costs for items such as regulatory product filings, marketing materials and other agent materials, and (iii) focusing the Company's financial resources and personnel on one of its life insurance companies. The transition of the Company's sales and marketing to AFL is being completed during the first half of 2001.

Americo Individual Sales

     The Company's principal distribution channels for AIS products are through independent agents. Although the Company does not employ these agents, each is a party to a general agency agreement which governs the terms of the agent's relationship with the Company. The Company manages these agents either through National Vice Presidents (NVP) or through Independent Marketing Organizations (IMO's).

     The Company's AIS division offers a variety of life insurance and annuity products primarily focused on life insurance sold to individuals. The Company offers a portfolio of interest-sensitive whole life, universal life and term products. The Company also offers equity-indexed annuities and single premium and flexible premium annuities. Sales through the AIS division totaled $45.1 million during 2000. The Company measures sales as the sum of annualized first year premiums and excess annuity premiums.

Americo Financial Services

     Recognizing the potential for growth from increasing its presence in the growing asset accumulation products market, the Company formed the AFS division in 1998. The AFS division focuses on the sale of asset accumulation products, principally tax-qualified life and annuity products sold under Sections 403(b), 401(a) and 457 of the Internal Revenue Code. These products are marketed to public school teachers and administrators through a specialized field force of independent producers who have captive sales agents. Sales from these agents totaled $123 million (74% of total AFS) in 2000. The AFS operation also offers annuity products to individuals in the senior market through independent sales organizations. The senior market, generally considered to include individuals over age 55, is expected to experience double digit annual growth resulting from a number of factors, including consumer concerns over the adequacy of Social Security and pension plans and the aging of the consumer population. Sales in this market totaled $44 million (26% of AFS total) in 2000.

     The Company offers a variety of life and annuity products through the AFS division. The Company's life insurance products consists of interest-sensitive whole life and universal life products. The Company's annuity products include equity-indexed, single premium and flexible premium annuities. Sales from equity-indexed products, introduced in 1999, accounted for $121 million and $120 million of sales through the AFS division in 2000 and 1999, respectively. The equity-indexed products include an interest credit component which is based on changes in the Standard & Poor's 500 Index.

Americo Preneed Sales

     In 1999, the Company formed the Americo Preneed Division to offer life insurance products focused on providing benefits for funeral expenses of the insured. The Company has developed a relationship with seven large marketing organizations to market preneed and final expense life insurance products. Currently, the Company has contacts with over 400 funeral homes and is approved for selling in 39 states. The target market for the preneed business is the 50-to-75 year old age group as a funding vehicle of pre-arrangement. Based on the population and age of this market, the Company expects the demand for preneed products to expand in the future.

     Sales through the APN division began in October of 1999 and have grown from $2.2 million during 1999 to $17.5 million in 2000.

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

     In order to more effectively manage its various insurance operations, the Company has consolidated certain common functions into its Kansas City, Missouri offices. These centralized functions include product development, marketing, finance, investment management, data processing, personnel and regulatory compliance. The Company believes that this approach allows it to more effectively manage the business and, by eliminating duplicate functions, reduce operating costs and improve returns on acquired business. In order to provide capital for anticipated expenses associated with expanding sales in the AFS and Preneed markets, the Company has reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings in 1999 through increased cost controls which benefited the Company beginning in 2000.

     In addition, the Company expects its 2000 initiative to consolidate its sales and marketing efforts to result in reduced costs during 2001. This reduction should result from eliminating duplicate costs for items such as regulatory product filings, marketing materials and other agent materials.

     The Company has outsourced its data processing requirements, with the exception of local area networks, through contracts entered into by FHC. The principal such contract is with Computer Sciences Corporation ("CSC"), which provides all of the Company's data processing needs. By outsourcing these functions, the Company believes it has reduced operating costs by eliminating the fixed costs associated with a data processing function and improved its ability to increase its policyholder base without significant investment. In addition, the use of a vendor such as CSC provides the Company access to current technology and access to staff with expertise and experience that the Company might not be able to employ on its own.

     Recognizing the possible benefits of the internet, the Company is pursuing opportunities to integrate the internet into its insurance operations. The Company has developed a web site devoted to providing agents access to data such as pending policy information and illustration software updates for the Company's products. In addition, the Company is developing internet-based software for use in the 403(b) market which can be used by school districts to enroll their employees in tax-qualified plans.

Investments

     A significant factor contributing to the Company's earnings is its ability to earn investment income sufficient to provide for its insurance liabilities and generate a profit. A portfolio composed principally of fixed-rate investments that generate predictable yields backs the Company's insurance liabilities. The yields on the Company's investments vary over time depending on the current interest rate environment, the spread at which fixed-rate investments are priced over the yield curve and other factors. FHC manages the Company's invested assets as described under the heading "Agreements with FHC" in Item 13 appearing elsewhere in this Form 10-K. The Company's investment philosophy is conservative with an emphasis on balancing credit and interest rate risk and is influenced by regulatory requirements and asset-liability management principles.

     The Company's insurance subsidiaries are governed by insurance statutes and regulations which restrict the type of investments they are permitted to make and the amount of funds that may be used for any one type of investment. In compliance with these regulations and consistent with the Company's investment philosophy, the Company invests principally in investment grade securities (as rated by nationally recognized rating organizations). At December 31, 2000, 96.5% of the Company's fixed-rate investments were investment grade. There were no securities which were in default as to principal or interest.

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

     The  Company's  general   investment   philosophy  is  to  hold  fixed-rate
securities for long-term investment. Its fixed-maturity portfolio is divided into those securities being held to maturity, those available for sale and those held for trading purposes. The primary factor which influences the Company's decision to characterize its investments as held to maturity is the cash flow requirements of the Company's liabilities. Securities have been categorized as available for sale except for those securities that the Company has the intent and ability to hold until maturity or has classified as trading. Securities designated as available for sale include those that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, management of taxable income, changes in credit quality and similar economic factors. The Company's trading portfolio is used to take advantage of short-term market value changes. Any gains or losses are reported in current earnings. There were no investments in the trading portfolio as of December 31, 2000.

     The carrying amounts of the Company's investments at December 31, 2000 were as follows:

                                                                                           Total
                                                          Held to      Available for     Carrying
                 Investment Category                    Maturity (1)      Sale (2)         Amount       Percentage
                 -------------------                    ------------      --------         ------       ----------
                                                                               (in thousands)
Fixed maturities:
   U.S. Treasury and government securities             $     2,333     $    24,646     $    26,979            1.1
   Mortgage-backed securities:
     Collateralized mortgage obligations                   174,240          42,618         216,858            8.5
     Pass-through certificates:
       GNMA                                                 19,005          58,702          77,707            3.1
       FHLMC                                                 1,054             222           1,276            0.1
       FNMA                                                    509          26,567          27,076            1.1
       Other agency                                          4,835           7,932          12,767            0.4
   Other asset-backed securities                            18,633         152,176         170,809            6.7
   Corporate bonds                                         522,009         720,075       1,242,084           49.1
                                                       -----------     -----------     -----------     ----------

       Total fixed maturities                          $   742,618     $ 1,032,938     $ 1,775,556           70.1
                                                       ===========     ===========     -----------     ----------

Equity securities                                                                          104,771            4.1
Investment in equity subsidiaries                                                           14,259            0.6
Mortgage loans on real estate                                                              268,902           10.6
Investment real estate                                                                      30,398            1.2
Policy loans                                                                               194,651            7.7
Cash and cash equivalents                                                                  110,260            4.4
Other invested assets                                                                       32,345            1.3
                                                                                       -----------     ----------

       Total cash and invested assets                                                  $2,531,142           100.0
                                                                                       ==========      ==========

------------------------------------------------------

(1) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 2000 was $737.5 million.
(2) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 2000 was $1,050.4 million.

     See Note 4 of the Notes to Consolidated Financial Statements, and the discussion under the heading "Investment Portfolio" in Item 7 appearing elsewhere in this Form 10-K for information about the composition and performance of the Company's investment portfolio and the risks inherent in such investments.

     In addition to the investments owned by the Company which are described above, certain investments supporting the Company's insurance liabilities are held by the Reinsurer. These investments are managed by FHC. The carrying amounts, at amortized cost, of these investments at December 31, 2000 were as follows:

                                                                      Total Carrying
                                                                          Amount                   Percentage
                                                                      (in thousands)
Fixed maturities:
     U.S. Treasury and government securities                          $     47,910                      5.7
     Mortgage-backed securities                                            157,333                     18.7
     Other asset-backed securities                                         113,223                     13.4
     Corporate bonds                                                       493,002                     58.6
                                                                      ------------                  -------

         Total fixed maturities                                            811,468                     96.4
                                                                      ------------                  -------

Cash                                                                        30,345                      3.6
                                                                      ------------                  -------

         Total cash and invested assets                               $    841,813                    100.0
                                                                      ============                  =======

Non-Insurance Operations

     The Company also makes selective investments in businesses outside of the life insurance industry. The primary investments of this nature owned at December 31, 2000 were the investments in Argus, which is accounted for using the equity method, and in real estate investments. The Company's investments in Argus and the real estate investments collectively comprise the Company's non-insurance operations segment.

     Argus: The Company and an unrelated third party each own a 50% equity interest in Argus. Argus is principally engaged in the business of electronically processing prescription drug claims, including providing services in connection with the point-of-sale adjudication, processing and payment of these claims. Argus' principal customers include health maintenance organizations, preferred provider organizations, health insurance companies and managed health companies. For 2000, Argus generated revenues of $35.8 million and processed over 158 million claims compared with 150 million claims processed in 1999, an increase of 5%. At December 31, 2000, Argus had approximately 281 full-time employees and maintains its corporate headquarters in Kansas City, Missouri. Currently, there are less than 15 prescription drug claim processors in the managed care business. Argus faces increasing competition from other drug claim processors and customers choosing to perform their own drug claim processing.

     Real Estate Investments: The Company manages eleven investment properties with a carrying value of $27.3 million including office space and apartments principally located in Texas and Missouri. In 2000 and 1998, the Company disposed of several of the properties for gains of $0.4 million and $3.1 million, respectively. There were no such sales during 1999. The proceeds from these sales have been reinvested in similar properties.

Reinsurance

     In keeping with industry practices, the Company reinsures portions of its life insurance exposure with unaffiliated reinsurance companies under traditional indemnity reinsurance agreements. Generally, the Company enters into indemnity reinsurance arrangements to diversify its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, currently ranging from $50,000 to $350,000 per life. Additionally, the Company has certain products on which it reinsures a significant quota share to unaffiliated reinsurers in order to improve the profitability of these products. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The Company remains responsible for policy claims to the extent the reinsurer fails to pay such claims. At December 31, 2000, the Company had ceded to reinsurers approximately $9.9 billion (23%) of life insurance in force, of which 99% was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best. Approximately $5.5 billion of the insurance in force was ceded to two reinsurers, which were both rated "A+" by A.M. Best. The Company evaluates the financial strength of its reinsurers upon inception of a reinsurance treaty and on an annual basis thereafter.

     The Company has entered into several coinsurance and modified coinsurance agreements with the Reinsurer with related insurance liabilities totaling $1.0 billion at December 31, 2000. The assets supporting these liabilities are held in escrow by the Reinsurer for the benefit of the Company. The Reinsurer is rated "AAA" by Standard and Poor's and "A++" by A.M. Best. See "Business:
Acquisitions and Reinsurance Transactions" described above.

     Certain of the insurance subsidiaries of the Company have ceded blocks of insurance under financial reinsurance treaties which have the effect of increasing the statutory surplus of the Company. As a result of such reinsurance transactions, the Company has increased its statutory surplus after the effect of income taxes by approximately $12.1 million; however, the effect of these reinsurance treaties is not included in stockholder's equity of the Company presented in accordance with generally accepted accounting principles ("GAAP"). Financial reinsurance increases the ceding insurer's statutory surplus with the expectation that such increased surplus will be returned to the reinsurer out of future earnings, if any, and guarantees the reinsured against any future statutory losses, if any, on the policies reinsured. The ability of an insurance subsidiary to pay dividends to Americo may be adversely affected by the reduction in statutory earnings caused by reductions in the outstanding levels of financial reinsurance. The risk fees paid to the reinsurers under these financial reinsurance treaties totaled $0.4 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively. See Note 6 of the Notes to the Consolidated Financial Statements of the Company included in Item 8 appearing elsewhere in this Form 10-K.

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

     The Gramm-Leach-Bliley Act of 1999 implemented fundamental changes in the regulation of the financial services industry in the U.S. The Act permits mergers that combine commercial banks, insurers and securities firms under one holding company. Under the Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance and annuities. Under the Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker. Until passage of the Gramm-Leach-Bliley Act, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

     The Company believes that the principal competitive factors in the sale of life insurance and asset accumulation products are product features, product flexibility, product pricing and crediting rates, commission structure, high credit standing and perceived stability of insurer, and service provided to the policyholder and the agent. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to attract and retain agents to market its insurance products and its ability to develop competitive products that are also profitable. The Company also competes with other entities in acquiring life insurance companies and blocks of insurance business. The acquisition of insurance companies or blocks of business is extremely competitive. Many of the companies with which the Company competes have a stronger capital position, lower cost of capital and better access to the capital markets.

     A primary factor in a company's ability to compete in the sales of life insurance business and the acquisition of life insurance companies is the ratings it receives from various rating agencies. Two of the Company's primary marketing subsidiaries, Great Southern and Americo Financial, are rated "A (Excellent)" by A.M. Best and have a Claims Paying Ability rating of "A (Good)" from Standard and Poor's Corporation ("S&P"). Ohio State is rated "A- (Excellent)" by A.M. Best and has a Claims Paying Ability rating of "BBBpi
(Good)" from S&P. National Farmers Union is rated "B+ (Very Good)" by A.M. Best. While ratings do not constitute recommendations to buy or sell a company's insurance products, and are subject to change or withdrawal at any time, they are considered an important measurement in some markets.

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

     Increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In addition, although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity and minimum solvency requirements. For a discussion of the Gramm-Leach-Bliley Act of 1999, permitting affiliations between banks and insurers, see "Business-Competition and Ratings". The NAIC has also taken initiatives to reduce insurance company insolvencies and market conduct violations. Most recently, the NAIC has adopted the Codification of Statutory Accounting Principles for life insurers, which became effective on January 1, 2001. A detailed analysis has determined that the adoption of Codification will not have a material adverse impact on the statutory financial position of the Company. Also, the NAIC has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as XXX Regulation). This model regulation would establish new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the regulation. The State of Texas adopted XXX Regulation effective January 1, 2000. The Company modified certain of its products during 1999 in response to XXX Regulation. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and its insurance subsidiaries.

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

     Risk-Based Capital Requirements. The NAIC's risk-based capital ("RBC") rules are used to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula is used by the states as an early warning tool to identify under-capitalized companies for the purpose of initiating regulatory action. Generally, action will be triggered when the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve ("AVR")) to its Authorized Control Level RBC (the "RBC Ratio") falls below 200%. Based upon the Company's calculations, all of its insurance subsidiaries had RBC ratios exceeding 200% at December 31, 2000.

     There can be no assurance that insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company or on the ability of the Company's subsidiaries to make payments on the surplus debentures or to pay dividends and thus on the Company's ability to service its debt.

Employees

     At March 1, 2001, Americo and its wholly-owned subsidiaries employed approximately 630 persons.

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

ITEM 3.    LEGAL PROCEEDINGS

     Great Southern is a defendant in four purported class action lawsuits that were consolidated in May 1998 for multidistrict litigation pretrial proceedings in the U.S. District Court for the Northern District of Texas (In re Great Southern Life Insurance Company Sales Practice Litigation). These lawsuits allege deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and seek unspecified compensatory, punitive and/or treble damages. On March 14, 2000, the court filed an order certifying a class of all current and former owners of excess interest whole life and/or universal life policies issued from 1982 through 1997. Additionally, on August 13, 1998, a fifth purported class action lawsuit also alleging deceptive sales practices was filed against Great Southern in state court in Dallas, Texas (Ebling v. Great Southern Life Insurance Co., 68th District Court, Dallas County, Texas.) In December 2000, the Ebling action was dismissed without prejudice for want of prosecution. The dismissal order became final in January 2001.

     On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively Fremont) were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). On April 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On May 31, 2000, the California Court of Appeals affirmed the dismissal of plaintiff's fraud and reformation claims, but reversed the dismissal of claims alleging unconscionability, breach of covenant of good faith and fair dealing, and statutory unfair business practices. The California Supreme Court denied defendants' petition for review, and the case has been remanded to the trial court for further proceedings.

     Great Southern and the Company, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and the Company, are named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas). The class members, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in an unrelated company (Entrepreneur Corporation) to be made public at some point in the future. On July 26, 2000, the Court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. The costs of implementing the settlement, after consideration of amounts provided in the consolidated financial statements, did not have a material adverse effect on the financial condition of the Company. Some members of the class appealed the trial court's approval of the settlement, which appeal is pending. Shortly before the settlement was approved by the Court, a co-defendant named in the lawsuit, Norman T. Faircloth, filed a cross-claim against several of the other defendants, including the Company, Great Southern, Great American Life Underwriters, Inc., Entrepreneur Corp., and certain officers of Great Southern and the Company. The cross-claim asserts claims similar to those asserted by the plaintiffs in the underlying lawsuit, and seeks similar relief including actual damages, treble and punitive damages, emotional distress damages and an accounting. The cross-claim is brought by a single individual and does not seek relief on behalf of a class or any other persons. The Court has severed this cross-claim.

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

     On October 21, 1999, a purported class action lawsuit was filed against Great Southern in Orange County Superior Court, California (Alexander v. Fremont General Corporation, Fremont Life Insurance Co., and Great Southern Life Insurance Co.). Plaintiff alleges misrepresentations and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed or issued by Fremont Life Insurance Company, and which were subsequently assumed by Great Southern. The suit seeks actual and punitive damages, as well as injunctive and restitutionary relief and an accounting.

     On August 16, 1999, a purported class action lawsuit (Pritzker v. The College Life Insurance Company of America, and Loyalty Life Insurance Company, U.S. District Court for the District of Massachusetts) was filed against the Company's subsidiary, The College Life Insurance Company of America, and former subsidiary, Loyalty Life Insurance Company. Plaintiff alleges misrepresentations, breach of contract, and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed by defendants. Plaintiff also alleges defendants paid less than the minimum guaranteed interest due under such policies. Plaintiff also has sought leave to add a claim that defendants misrepresented the amount of interest paid in excess of the guaranteed amounts. The suit seeks actual and punitive damages, restitutionary and injunctive relief and an accounting.

     On November 22, 1999, a purported class action lawsuit (Knauer v. Ohio State Life Insurance Company) was filed in the Court of Common Pleas, Erie County, Ohio, and subsequently was removed by defendant to the U.S. District Court for the Northern District of Ohio, Western Division. The suit alleged misrepresentations and other wrongful conduct wherein defendant allegedly collected premiums for life insurance policies prior to being bound to provide coverage and allegedly misrepresented that premiums would "vanish" after a
certain  time  period.  The  suit  sought  actual  and  punitive  damages,   and
declaratory, restitutionary and injunctive relief. The suit was settled in January 2001 by a payment of a nominal amount to the individual named plaintiffs. Plaintiffs' class allegations were withdrawn and their individual claims were dismissed with prejudice.

     A purported class action lawsuit (Elizabeth Lukens v. Ohio State Life Insurance Company) was filed in the U.S. District Court for the Eastern District of California in November, 2000. The suit alleges that on or before June 25, 1990, defendant breached the terms of its universal life policies by increasing its insurance rates without justification. The suit alleges that the increased rates were improperly motivated by defendant's desire to pass on to policyholders its increased tax liabilities under federal legislation passed in 1990 governing the tax accounting for deferred policy acquisition costs. The suit asserts claims for breach of contract, breach of duty of good faith and fair dealing, and acts of unfair competition under the California Business and Professions Code. The suit seeks compensatory and exemplary damages in unspecified amounts, in addition to injunctive and restitutionary relief.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The historical financial information for the five years ended December 31, 2000 and at December 31, 2000, 1999, 1998, 1997 and 1996 has been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data set forth below is qualified in its entirety by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                        (Dollars in thousands, except per share amounts)

                                                2000 (3)        1999        1998 (2)       1997 (1)        1996
                                                --------        ----        --------       --------        ----
Statement of Income Data:
Premiums and policy revenues                  $   220,691   $   224,896   $   218,582    $   203,729   $   165,602
Net investment income                             225,517       227,622       226,534        219,267       186,725
Net realized investment gains (losses)             (6,573)        4,174         8,284          2,950          (120)
Gain on disposition of partnership interest             -             -             -              -        15,825
Other income                                       10,792         6,147        12,163         12,331         3,567
                                               ----------   -----------   -----------     ----------    ----------
    Total income                                  450,427       462,839       465,563        438,277       371,599
Policyholder benefits                             261,195       261,342       251,506        262,940       218,659
Commissions                                         4,348         8,928         8,439         11,230        13,473
Amortization expense                               67,998        73,643        87,189         43,694        29,714
Interest expense                                   10,057        11,704        12,057         12,089        12,263
Other operating expenses                           84,389        91,004        94,345         77,038        56,703
                                               ----------   -----------   -----------     ----------    ----------
Income before provision for income taxes           22,440        16,218        12,027         31,286        40,787
Provision for income taxes                          7,568         4,744         3,235          9,230        13,513
                                               ----------   -----------   -----------     ----------    ----------
Net income                                    $    14,872   $    11,474   $     8,792    $    22,056   $    27,274
                                              ===========   ===========   ===========    ===========   ===========

Net income applicable to common stock per
 common share                                 $  1,487.20   $  1,147.40   $    879.20    $  2,205.60   $  2,727.40
                                              ===========   ===========   ===========    ===========   ===========

Average common shares outstanding                  10,000        10,000        10,000         10,000        10,000
                                                   ======        ======        ======         ======        ======

Balance Sheet Data:
Total investments                             $ 2,420,881   $ 2,361,019   $ 2,346,395    $ 2,125,813   $ 2,018,852
Total assets                                    4,241,154     4,188,162     4,105,814      4,061,236     2,769,583
Total debt                                        102,297       111,165       132,533        132,884       133,312
Total liabilities                               3,986,492     3,962,848     3,848,634      3,814,374     2,562,561
Stockholder's equity                              254,662       225,314       257,180        246,862       207,022

----------------------------

(1) On April 15, 1997, the Company acquired all of the outstanding common stock of Ohio State and Investors Guaranty.

(2) On October 1, 1998, the Company acquired the 50% of College Insurance Group, Inc. not previously owned by the Company.

(3) Effective January 1, 2000, the Company disposed of a block of payroll-deduction life insurance business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The following discussion analyzes significant items affecting the results of operations and the financial condition of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "plan", "anticipate", "believe", "expect" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and surrenders of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

General

     Changes in the Company's volume of life insurance in force and annuity policyholder account balances for the last three years is summarized in the following table. These changes reflect the Company's shift from traditional life insurance products to its asset accumulation business. The table below excludes inforce of blocks of insurance business which have been permanently reinsured.

                                                                2000              1999             1998
                                                                ----              ----             ----
(In billions)

Beginning of year balance                                      $    37.3        $    39.2         $    41.6
Insurance business acquired or assumed                               0.6              0.6               0.3
New business written                                                 2.7              2.8               4.0
Terminations and dispositions                                       (7.0)            (5.3)             (6.7)
                                                               ---------        ---------         ---------
End of year balance                                            $    33.6        $    37.3         $    39.2
                                                               =========        =========         =========

(In millions)

Annuity policyholder account balances                          $ 1,147.8        $ 1,122.4         $ 1,042.6
                                                               =========        =========         =========

     The following table summarizes the Company's sales in terms of collected first year premiums over the three-year period ended December 31, 2000.

                                                                2000              1999             1998
                                                                ----              ----             ----
                                                                             (in millions)

Life insurance premiums                                        $    42.7        $    47.7         $    56.9
Annuity premiums                                                   199.5            184.3              59.5
                                                               ---------        ---------         ---------
                                                               $   242.2        $   232.0         $   116.4
                                                               =========        =========         =========

Segment Results

     Revenues and income before income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard ("SFAS") No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions) :

                                 Life                        Asset Accumulation                       Non-Life
                              Insurance                           Products                           Insurance
                              Operations                         Operations                         Investments
                    -------------------------------     ------------------------------     -------------------------------

                      2000       1999      1998          2000       1999      1998           2000      1999       1998
                      ----       ----      ----          ----       ----      ----           ----      ----       ----

Revenues              $364.1     $398.4    $417.5         $57.8      $42.6     $21.8           $4.9      $6.0       $8.0
Income (loss)
  before income
   taxes                46.8       43.9      54.4          10.6        0.6       3.9            1.9       4.0        6.8


     Life insurance operations. Income before income taxes increased $2.9 million from 1999 to 2000. This increase in profits is due to (i) a $10.5 million decrease in death benefits, net of reserves for policy benefits released on traditional death benefits, offset by (ii) a $4.6 million decrease in deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity products in both 2000 and 1999. In addition, amortization expense of cost of business acquired assets increased $2.9 million on a closed block of annuity business in 2000 due to higher levels of surrenders in 2000. This increased amortization expense was partially offset by a $1.0 million increase in surrender charge revenue on this same block of business. Income before income taxes decreased $10.5 million from 1998 to 1999. This decrease in profits is primarily due to a $9.6 million increase in death benefits in 1999.

     Asset accumulation products operations. Income before income taxes increased $10.0 million from 1999 to 2000. The primary reasons for the increase were (i) a $3.5 million increase in deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity products in both 2000 and 1999, (ii) a $2.7 million increase in surrender charge revenue resulting from higher levels of surrenders in 2000, and (iii) an increase in interest margins due to higher fund values on annuity business in 2000. Income before income taxes decreased $3.3 million from 1998 to 1999. The primary reasons for the decrease were (i) adjustments to deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity products in both 1999 and 1998, and (ii) increased death benefits in 1999.

     Non-life insurance investments. Income before income taxes decreased $2.1 million from 1999 to 2000. The primary reasons for the decrease were (i) a $1.8 million decrease in income from Argus in 2000 and (ii) a $0.5 million decrease in income from the real estate entities. Income before income taxes decreased $2.8 million from 1998 to 1999. The primary reason for the decrease is a $3.1 million decrease in net realized investment gains on the sale of investment properties in 1999 compared to 1998.

     The difference between the segment revenues and income before income taxes shown above and the amounts reported in the Company's consolidated financial statements appearing elsewhere in this Form 10-K result from items not allocated to specific segments. The significant reconciling items are interest expense and a portion of (i) net investment income, (ii) operating expenses, (iii) net realized investment gains or losses and (iv) certain non-recurring transactions such as gains from the sale of subsidiaries. The reconciling items had the effect of decreasing income before income taxes by $3.1 million from 1999 to 2000. The primary reasons for the decrease were (i) a $10.8 million increase in net realized investment losses not allocated to segments, offset by (ii) a $3.9 million decrease in operating expenses due to cost controls implemented in 2000,
(iii) a $1.9 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, and (iv) a $1.6 million decrease in interest expense due to lower average outstanding notes payable in 2000 compared to 1999.

     Similar reconciling items had the effect of increasing income before income taxes by $20.7 million from 1998 to 1999. The primary reasons for the increase were (i) a $14.8 million increase in net realized investment gains not allocated to segments, (ii) a $3.7 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, (iii) a $5.9 million decrease in advisory and data processing fees paid to FHC, and (iv) a $6.8 million decrease in expenses not allocated to specific segments, offset by (v) a $4.9 million gain from the sale of a subsidiary in 1998 and (vi) expenses related to costs associated with litigation in 1999.

Consolidated Year to Year Comparisons

     Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. The policy liabilities remain as direct liabilities to the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138.5 million. Under the reinsurance agreement, the Company transferred cash assets totaling $100.0 million and miscellaneous assets totaling $17.1 million to the unaffiliated reinsurer. In addition, the Company removed deferred policy acquisition costs totaling $20.3 million from its consolidated financial statements in conjunction with this disposition. In order to fund the cash transfer, the Company sold fixed maturity held to maturity investments with an amortized cost of $54.6 million and realized net investment losses of $0.3 million on those sales. The Company will continue to service these policies for a fee paid by the reinsurer for a period of time defined in the related servicing agreement. This transaction has no significant effect on the Company's consolidated financial position or results of operations.

     The following table summarizes the effects of this business on components of the Company's income statement during 1999 (in millions):

                  Premiums and policy revenues                          $ 15.2
                  Net investment income                                    8.2
                  Policyholder benefits                                   13.8
                  Amortization expense                                     4.2

     Income before income taxes increased $6.2 million to $22.4 million in 2000. The primary reasons for the increase were (i) lower death benefits, net of reserves for policyholder's benefits released on traditional death benefits,
(ii) an increase in surrender charge revenue resulting from higher surrenders in 2000, (iii) a decrease in other operating expenses resulting from cost controls implemented in 2000, (iv) an increase in net investment income related to a reduction in the unrecovered ceding commission due the Reinsurer and (v) a decrease in interest expense, partially offset by (vi) an increase in net realized investment losses and (vii) a decrease in income from non-life insurance subsidiaries.

     Premiums and policy revenues. Premiums and policy revenues totaled $220.7 million in 2000 compared to $224.9 million in 1999. Excluding the effect of the payroll-deduction business, premiums and policy revenues increased $11.0 million from 1999 to 2000. Premiums from traditional life insurance business increased $10.3 million. First year premiums on life insurance sold in the preneed market increased $14.7 million in 2000 compared to 1999. Sales in this market began in the 4th quarter of 1999. The increase in the preneed market was offset by a decrease in premiums from the remainder of the Company's inforce traditional life insurance business. Policy revenues from interest-sensitive life and annuity products increased $0.7 million from 1999 to 2000. This increase was primarily due to (i) a $2.7 million increase in surrender charges from the Company's asset accumulation business, (ii) a $1.0 million increase in surrender charges related to a closed block of annuity business, offset by (iii) a $3.9 million decrease in administration charges on the Company's universal life insurance business.

     Net investment income. Net investment income totaled $225.5 million in 2000 compared to $227.6 million in 1999. Net investment income decreased due to (i) the transfer of the invested assets supporting the payroll-deduction business which was reinsured effective January 1, 2000, (ii) a $7.5 million decrease in net investment income on investments held by the Reinsurer, (iii) a $2.3 million decrease in income from equity subsidiaries, offset by (iv) a $1.9 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, (v) a $2.6 million increase in mortgage loan net investment income and (vi) an increase in net investment income on the Company's remaining bond portfolio.

     The increase related to the Company's remaining bond portfolio is primarily due to an increase in assets supporting the asset accumulation business from sales in the Company's Americo Financial Services sales division.

     The increase in investment income related to the Company's mortgage loan portfolio is due to an increase in the average mortgage loan balance from $218.1 million in 1999 to $246.2 million in 2000. This increase was offset by a decrease in the average yield of the portfolio from 1999 to 2000.

     The decrease related to investments held by the Reinsurer is due primarily to a $5.5 million decrease in net investment income on a closed block of annuity business. The decrease in investment income and the associated $4.5 million decrease of interest credited on policyholder fund values resulted from lower aggregate fund values.

     Net realized investment gains (losses). Net realized investment losses totaled $6.6 million in 2000 compared to net realized investment gains of $4.2 million in 1999. In 2000, the Company realized losses of $11.4 million on the sale of fixed maturity investments and gains of $4.3 million on the sale of common stocks. In 1999, the Company realized gains of $2.6 million on the sale of common stocks and gains of $2.6 million on the sale of fixed maturity investments.

     Included in 2000 and 1999 realized investment gains and losses were $8.3 million of losses and $0.6 million of gains, respectively, on short positions held on common stocks and fixed maturity investments by the Company. There was a like amount of change in market value on the related long position of the common stocks and fixed maturity investments which is included in unrealized gains in stockholder's equity.

     Other income. Other income totaled $10.8 million in 2000 compared to $6.1 million in 1999. The increase primarily relates to a service fee received during 2000 from the reinsurer of a block of payroll-deduction life insurance business. The Company reinsured this business effective January 1, 2000; therefore, no such fee was received during 1999.

     Policyholder benefits. Policyholder benefits totaled $261.2 million in 2000 compared with $261.3 million in 1999. Excluding the effect of the payroll-deduction business, policyholder benefits increased $13.7 million from 1999 to 2000. This increase resulted primarily from (i) a $12.7 million increase in interest credited on universal life and annuity fund balances, (ii) a $4.3 million increase in other policyholder benefits and (iii) a $6.6 million decrease in reserve reduction, offset by (iv) a $10.0 million decrease in death benefits.

     Interest credited on fund balances increased $12.4 million due to increased fund values related to the asset accumulation business. This increase was partially offset by a $4.5 million decrease in interest credited on a closed block of annuity business resulting from lower aggregate fund values. Other policyholder benefits increased primarily due to an increase in surrender benefits on closed blocks of traditional life business. The reserve reduction decrease in 2000 was due to increased traditional life premiums in the preneed market offset by increased reserves released on higher surrender benefits in 2000 on closed blocks of traditional life insurance business.

     Amortization expense. Amortization expense totaled $68.0 million in 2000 compared with $73.6 million in 1999. Excluding the effect of the payroll-deduction business, amortization expense decreased $1.4 million from 1999 to 2000. Amortization expense related to the Company's universal life insurance business decreased $4.8 million due primarily to decreased administrative charges on this block of business. Offsetting this decrease was a $2.9 million increase in amortization expense related to a closed block of annuity business. The increase was due to higher levels of surrenders in 2000 and the related increase in surrender charge revenue on this block of business.

     Other operating expenses. Other operating expenses totaled $84.4 million in 2000 compared with $91.0 million in 1999. During 2000, the Company reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings through increased cost controls which have reduced expenses by $3.9 million. Other operating expenses also decreased due to lower expenses related to the Company's AFS marketing operations. In both 2000 and 1999, other operating expenses included $5.0 million of costs associated with litigation.

     Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Income before income taxes increased $4.2 million to $16.2 million in 1999. The primary reasons for the increase were (i) lower advisory and data processing fees paid to FHC in 1999 and (ii) an increase in net realized gains in 1999, offset by (iii) a gain on the sale of Investors Guaranty in 1998, and (vi) higher death benefits in 1999. These items and significant changes in individual income statement components are discussed in more detail below.

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

     Net realized investment gains. Net realized investment gains totaled $4.2 million in 1999 compared with $8.3 million in 1998. The Company reported $0.9 million and $16.7 million of realized gains from the sale of fixed maturity investments held by the Reinsurer in 1999 and 1998, respectively. As described below, the sale of fixed maturity investments held by the Reinsurer resulted in increased amortization of cost of business acquired assets. Excluding the effects of these gains, the Company realized gains of $3.3 million in 1999 and realized losses of $8.4 million in 1998; this change in realized gains can be attributed to a $16.5 million increase in gains on common stock, offset by a $1.4 million decrease in gains on fixed maturity investments and $3.3 million of gains in 1998 related to real estate investments.

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

     Other operating expenses. Other operating expenses totaled $91.0 million in 1999 compared with $94.3 million in 1998. Other operating expenses decreased due to the Company amending its advisory and data processing agreements with FHC in June 1999. The effect of these amendments was to lower the fees paid to FHC by $5.9 million. Also, other operating expenses decreased $2.8 million related to the relocation of the Company's Columbus, Ohio operations to other Company locations during 1998. In addition, other operating expenses increased in 1999 principally due to costs associated with litigation.


Financial Condition and Liquidity

     Liquidity. The liquidity needs of Americo, whose principal assets are investments in its insurance subsidiaries, are dependent upon receipt of sufficient funds from its subsidiaries. The cash requirements of Americo consist of debt service requirements on notes payable, amounts due to FHC under advisory and data processing agreements and its own operating expenses. These cash requirements are met by payments of principal and interest on surplus debentures that Americo holds which are issued by United Fidelity and dividends from United Fidelity. Americo also receives payments under investment advisory and data processing agreements with the insurance subsidiaries which permit Americo to recover a portion of the amounts paid by it under similar agreements with FHC. On a stand-alone basis, at December 31, 2000, Americo had $33.7 million of cash and marketable equity securities available for debt service and other corporate requirements. During 1999, Americo repaid the $21.0 million then outstanding under a credit facility using available cash and $12.3 million of dividends received from the life insurance subsidiaries. This credit facility was terminated during 1999.

     Americo has outstanding $100.0 million aggregate principal amount of senior subordinated notes that it issued in 1993. These senior subordinated notes bear interest at 9.25% and mature in May 2005. They became redeemable at the option of Americo beginning in 1998. The redemption prices are at par in May 2000 and thereafter. Several of Americo's insurance subsidiaries purchased a total of $8.5 million of the outstanding notes during 2000.

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

     At December 31, 2000, United Fidelity had outstanding to Americo four surplus debentures with an aggregate unpaid balance of $121.0 million. The terms of the surplus debentures have been established to provide for the payment of principal and interest to Americo in amounts sufficient to make payments on Americo's external debt obligations in accordance with their payment schedules. The surplus debentures and their payment schedules have been approved by the Texas Department of Insurance; therefore, no scheduled payment will require the approval of the Texas Department of Insurance.

     The surplus debentures contain restrictions which prevent United Fidelity from making principal and interest payments if such payments reduce United Fidelity's statutory capital and surplus below an amount specified in the surplus debenture agreements. The most restrictive minimum surplus requirement contained in the surplus debentures is $37.5 million; United Fidelity's capital and surplus at December 31, 2000 was $92.0 million. Any future payment of principal or interest on such surplus debentures will be limited by the ability of the subsidiaries of United Fidelity to pay dividends to United Fidelity and may be further limited by United Fidelity's RBC requirements. See "Business Regulation". The Company does not believe that United Fidelity will have any difficulty in meeting its obligations under these surplus debentures in the foreseeable future.

     In order to meet its obligations under the surplus debentures, United Fidelity uses funds generated by its insurance operations and dividends from its insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions. The insurance holding company statutes of Texas, in which the Company's insurance subsidiaries are domiciled, regulate payment of dividends by an insurance company to its parent. Generally, without the consent of the state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, or (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Additionally, an insurance company is required to notify the respective insurance department prior to the payment of ordinary dividends.

     The principal sources of liquidity for the Company's insurance subsidiaries are premium receipts, net investment income received and net proceeds from investments that have been sold or matured or from mortgage loans that have been repaid. Cash flows from premiums received and investment income are generally sufficient to meet the subsidiaries' obligations, which consist of the payment of claims and benefits on insurance policies, purchases of investments and the payment of operating expenses. Although there is no intent to dispose of investments at this time, the Company's investments are predominantly in readily marketable securities.

     The Company believes that its investment portfolio will allow it to satisfy all existing contractual obligations to policyholders. At December 31, 2000, the Company's investment portfolio included cash and short-term investments totaling $110.3 million, marketable equity securities totaling $104.8 million as well as $339.9 million in U.S. Treasury and government securities, mortgage-backed securities and asset-backed securities and $586.0 million of corporate bonds classified as available for sale, the vast majority of which management believes could be readily converted to cash.

     Financial condition. Stockholder's equity increased to $254.7 million at December 31, 2000 from $225.3 million at December 31, 1999. The increase was the result of net income of $14.9 million and an increase in net unrealized investment gains of $16.5 million, offset by $2.0 million of dividends to FHC. Net unrealized investment gains in 2000 were recorded due to an increase in the market value of the Company's available for sale fixed maturities and equity securities. See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the components of the change in net unrealized investment gains.

     The changes occurring in the Company's consolidated balance sheet between December 31, 2000 and December 31, 1999 primarily reflect the normal operations of the Company's life insurance subsidiaries.

     Statutory capital and surplus of the Company's insurance subsidiaries at December 31, 2000 includes $12.1 million relating to financial reinsurance agreements which is not included in stockholder's equity on a GAAP basis.

     Investment Portfolio. The Company has what it believes to be a conservative investment philosophy. The credit quality of its portfolio is high with limited amounts of securities below investment grade. The Company's policy is to have a substantial portion of its investment portfolio in fixed income securities with call protection.

     The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and S&P and Moody's ratings at December 31, 2000:

                                                    Equivalent                                 Total
             S&P                     Moody's           NAIC       Held to      Available      Carrying
          Rating (1)                Rating (1)        Rating      Maturity        for           Amount    Percentage
--        -----------          --   -----------     ---------   -----------                 --  ------    ----------
                                                       (1)          (2)          Sale (3)
                                                       ---          ---       -- --------
                                                                                    (in thousands)
Investment grade:
AAA                                    Aaa              1       $   218,408   $   289,943   $   508,351        28.6%
AA                                Aa1,Aa2, Aa3          1            80,941       120,693       201,634        11.4
A                                  A1, A2, A3           1           295,966       347,747       643,713        36.3
BBB                             Baa1, Baa2, Baa3        2           128,551       230,939       359,490        20.2
                                                                -----------   -----------   -----------   ---------
Subtotal                                                            723,866       989,322     1,713,188        96.5

Non-investment grade:
BB or below                       Ba1 or below         3, 4          18,752        43,615        62,367         3.5
                                                                -----------   -----------   -----------   ---------

Total fixed maturity
  investments                                                   $   742,618   $ 1,032,937   $1,775,555        100.0
                                                                ===========   ===========   ==========    =========


(1) The ratings set forth above are based on the ratings assigned by S&P and Moody's Investors Service, Inc. ("Moody's"). If S&P's ratings were unavailable, ratings assigned by Moody's were used. If ratings assigned S&P and Moody's were not equivalent, securities were categorized in this table based upon the rating assigned by S&P. Bonds not rated by S&P or Moody's are classified for the purpose of the table according to the rating assigned to them by the NAIC as follows: NAIC class 1 is included in the "A" rating; class 2 in "BBB" and class 3 and 4, "BB or below".

(2) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 2000 was $737.5 million.

(3) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 2000 was $1,050.4 million.

     The Company continually reviews its non-investment grade debt securities (NAIC designations 3 through 6) for evidence of declines in value which are other than temporary. The Company does not anticipate any material increase in its investments in non-investment grade debt securities. At December 31, 2000, the Company's investment portfolio contained no securities which were in default as to principal or interest.

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

     The primary risk associated with MBS is that a changing interest rate environment might cause prepayment of the underlying mortgages at prepayment rates different than anticipated at the time of their purchase. The degree to which a security is at risk to either increases or reductions in yield is influenced by (i) the difference between its carrying value and par value, (ii) the relative sensitivity of the underlying mortgages to prepayment in a changing interest rate environment and (iii) the repayment priority of the securities in each securitization structure.

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

     At December 31, 2000, the Company's investment portfolio included $268.9 million of mortgage loans, which were collateralized primarily by multi-family apartments, office buildings and retail properties located in 30 states. Approximately 28% of the portfolio was multi-family apartments, 20% was office buildings, 28% was industrial properties and 24% was other types of properties. At December 31, 2000, approximately 20% of the mortgage loan portfolio was secured by properties in Texas, 14% in Missouri and 11% in Kansas. No more than 10% of the remaining portfolio was secured by properties in any one state.

     At December 31, 2000, 0.7% of the mortgage loan portfolio consisted of loans with balloon payments that mature before January 1, 2002. At December 31, 2000, mortgage loans delinquent by more than 90 days, as determined on a contract delinquency basis, totaled approximately $0.3 million, which constituted 0.2% of mortgage loans and was 0.01% of cash and invested assets. There were no loans foreclosed upon and transferred to real estate owned in the Company's consolidated balance at December 31, 2000. The favorable default experience is principally attributed to the Company's selectivity in the purchase of mortgages in connection with acquisitions of its life insurance subsidiaries and its origination of new mortgage loans. In light of the current market interest rate environment, the Company may experience prepayments on its mortgage loan portfolio, thus reducing its yield on such portfolio. The Company plans to continue applying its historical underwriting standards to future investments in mortgage loans.

     Real estate investments made up 1.2% of the carrying value of the Company's cash and invested assets at December 31, 2000.

     The Company sells equity-indexed life insurance and annuity products. These products include an interest credit component, which is based on changes in the Standard and Poor's 500 Index ("S&P Index"). In order to hedge its exposure to changes in the S&P Index, the Company purchases call options and futures contracts on the S&P Index.

     All derivatives are recognized on the balance sheet at their fair value. Realized or unrealized gains and losses on derivative instruments are recognized as current income. At December 31, 2000, the fair value of derivatives totaled $0.9 million. The Company recognized $1.3 million in realized and unrealized losses in 2000. These losses were offset by a like decrease in the market value of the policyholder account balance.

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

Asset-Liability Management

     Management is aware that prevailing interest rates may shift significantly and has strategies in place to manage either an increase or decrease in interest rates. In a rising interest rate environment, the Company's cost of funds would increase over time as it prices its new and existing interest-sensitive and investment products to maintain generally competitive market rates. Management would seek to invest new and renewal premiums in investments which are high yielding and generally correspond to the duration of its liabilities. Management believes that liquidity to fund withdrawals would be available through a combination of incoming cash flow, the sale of short-term or floating-rate instruments, and maturing short-duration assets thereby avoiding the sale of significant amounts of longer duration fixed-rate assets in an unfavorable bond market. In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its interest-sensitive liabilities. The Company's interest-sensitive liabilities carry minimum interest guarantees, which may cause the reduction in the Company's cost of funds to be less than the overall decrease in market interest rates. In addition, redemptions of callable fixed-rate investments would likely increase in this environment, causing the Company to reinvest funds at lower yields. In order to mitigate this risk, the Company has reduced its investment in callable securities. Should increased liquidity be required for withdrawals, management believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening which would be expected in the bond market.

     Asset-liability management is utilized by the Company to reduce the risks to the Company for interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable yields in a variety of interest rate environments. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. The Company's portfolio strategy is constructed with a view to achieving adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability management, liquidity and safety. The Company has structured its investment portfolio to reduce changes in the value of the assets under various rate environments. In that regard, the percentage of the Company's fixed-rate investment portfolio which is non-callable has increased from 44% in 1995 to 69% in 2000. In addition, the portfolio's concentration in mortgage-backed securities, which are subject to cash flow variability in changing interest rate environments, has decreased from 38% in 1995 to 17% in 2000. See "Investment Portfolio" section included elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the Company's investments.

     In order to reduce the probability of unexpected increases in policy or contract surrenders, which would create a need for increased liquidity, the Company has structured its interest-sensitive life insurance and annuity products to include substantial surrender charges. At December 31, 2000, approximately 87% and 94% of the reserves for interest-sensitive life insurance and annuity products, respectively, were for policies with surrender charges or otherwise not subject to discretionary withdrawal by the policyholder. Also at December 31, 2000, the aggregate cash surrender values of the Company's interest-sensitive life insurance and annuity products were approximately 87% and 90%, respectively, of the aggregate policyholder fund value.

     As part of its asset-liability management, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under various interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities. At December 31, 2000, the Company's assets had effective duration of 5.0 and its liabilities had an effective duration of 5.4. If interest rates were to decrease 10% from December 31, 2000 levels, the increase in the value of the Company's liabilities would exceed the increase in the value of the Company's assets by approximately $20 million. Because the Company actively manages its assets and liabilities and has developed strategies to reduce its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

Effects of Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Investments and Certain Hedging Activities an Amendment of FASB Statement No. 133", provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of this statement will not have a significant impact on the consolidated financial statements of the Company.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the "Asset-Liability Management" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements for the three years ended December 31, 2000 and the related report of independent accountants thereon are set forth at pages F-2 to F-28 hereof and are incorporated herein by reference. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors and Executive Officers are as follows:

     Name              Age                 Position

Michael A. Merriman    43     Chairman of the Board and Director

Gary L. Muller         54     President, Chief Executive Officer and Director

Timothy S. Sotos       52     Director

Gary E. Jenkins        43     Executive Vice President

Mark K. Fallon         46     Senior Vice President of Investments, Chief
                              Financial Officer and Treasurer

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

     Gary E. Jenkins became Executive Vice President of Americo on September 20, 2000 and all of its insurance subsidiaries effective October 2, 2000. He served as the Chief Financial Officer of Americo until February 14, 2001, having been elected to that position in July 1994, and as Treasurer of Americo and the insurance subsidiaries having been elected to that position in November 1995. From July 1994 to September 20, 2000, he served as Senior Vice President of Americo and from July 1994 to October 2, 2000, he served as Senior Vice President of the insurance subsidiaries.

     Mark K. Fallon became Senior Vice President, Chief Financial Officer and Treasurer effective February 14, 2001. He continues to serve as Senior Vice President and Assistant Secretary - Investments of Americo and all of the insurance subsidiaries. Previously, he served as Vice President of Americo and all of the insurance subsidiaries since 1993.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated Executive Officers of the Company for the three years ended December 31, 2000.
                                           Summary Compensation Table

                      Name and
                Principal Occupation                                  Annual Compensation           All Other
                                                         Year        Salary          Bonus      Compensation (1)

Gary L. Muller                                           2000      $  462,000      $   275,000    $    6,610
President, Chief Executive Officer and                   1999         462,000          350,000         4,990
  Director                                               1998         462,000          350,000         4,887

Michael A. Merriman                                      2000         363,000               --         6,680
Chairman of the Board                                    1999         363,000               --         4,990
                                                         1998         363,000               --         4,887

Gary E. Jenkins                                          2000         200,000          150,000         6,451
Executive Vice President                                 1999         200,000          175,000         4,992
                                                         1998         200,000          175,000         4,925

Donna H. Kinnaird (2)                                    2000         200,000           75,000         6,939
Senior Vice President and                                1999         200,000          175,000         4,990
  Chief Operating Officer-Kansas City and Dallas         1998         200,000          175,000         4,923

David F. Hill                                            2000         200,000          100,000         6,481
Senior Vice President                                    1999         200,000          150,000         4,991
                                                         1998         200,000          175,000         4,927

------------------------------------------------------

(1) Includes amounts contributed by the Company for the benefit of the person identified under the Company's Saving Plan (as hereinafter defined) and Supplemental Accidental Death and Dismemberment coverage.
(2) Effective February 14, 2001, Donna H. Kinnaird resigned as Senior Vice President of Americo and its insurance subsidiaries.

     Supplemental Accidental Death and Dismemberment coverage in the amount of $500,000 is provided for all senior officers of Americo and its subsidiaries that hold the following named positions: Vice President, Senior Vice President, Executive Vice President, President, Chief Executive Officer and Chairman of the Board. Currently, this policy covers approximately 30 employees of Americo and its subsidiaries.

     Executive officers hold no outstanding options to purchase the Company's stock.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 10,000 shares of Common Stock outstanding at March 26, 2001 all of which were beneficially owned by FHC, whose principal executive offices are located at 300 West 11th Street, Kansas City, Missouri 64105 and whose phone number is (816) 391-2000. The Company has no other outstanding shares of capital stock.

     The following table sets forth certain information with respect to beneficial ownership by Directors and Executive Officers of Americo, named in
Item 11 "Summary Compensation Table" above, of FHC's Common Stock.

                                                                            Amount and Nature
                                                                              of Beneficial
                                                                                Ownership          Actual Percent
    Title of Class                  Names of Beneficial Owners                                        of Class
    --------------                  --------------------------
                                                                            -------------------    ---------------

Common Stock            Michael A. Merriman                                      112,000 (1)           30.6%
                        Gary L. Muller                                            43,500 (2)           11.9%
                        Timothy S. Sotos                                          49,800 (3)           13.6%
                        All directors and executive officers as a group          205,300               56.1%

------------------------------

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

     Advisory Agreement. The Company appointed FHC to act as investment advisor on a non-exclusive basis to the Company and its wholly-owned insurance subsidiaries pursuant to an advisory agreement between the Company and FHC ("Advisory Agreement"). Under the Advisory Agreement, as amended in 1999, FHC supervises and directs the composition of the investment portfolios of the Company and its insurance subsidiaries in accordance with their respective objectives and policies. For its services under the Advisory Agreement FHC is paid in advance a quarterly fee based on the aggregate statutory book value of the investable assets of the Company and its subsidiaries as of the end of the prior fiscal quarter. Under this formula the fee paid for the year ended December 31, 2000 was $3.2 million. FHC also is entitled to receive reimbursement for certain commissions, brokerage and other expenses incurred by it in the performance of its duties. The Company recovers amounts paid to FHC under the Advisory Agreement from the insurance subsidiaries, subject to regulatory limitations. The Advisory Agreement provides that FHC shall not be liable for any losses except for those resulting from willful misfeasance, bad faith or gross negligence, or from reckless disregard by FHC of its duties.

     Data Processing Agreement. Pursuant to a data processing services agreement ("Data Processing Agreement") between FHC and the Company, as amended in 1999, FHC provides the Company and its insurance subsidiaries with record-keeping services for certain life insurance and annuity products. FHC is party to an agreement with CSC, a third-party vendor, which provides these services. The Company pays FHC an amount equal to (i) the amount FHC pays to CSC plus (ii) amortization of FHC's development costs. The aggregate fee paid for the year ended December 31, 2000 under the Data Processing Agreement was $8.8 million. FHC also is entitled to reimbursement for its reasonable out-of-pocket expenses incurred in performing the Data Processing Agreement. The Company is also a party to a separate data processing services agreement with its wholly-owned insurance subsidiaries wherein the subsidiaries agree to use such services and to pay for them pursuant to a separate data processing services agreement (the "Subsidiary Data Processing Agreement"). Under the Data Processing Agreement, Americo agrees to indemnify FHC against liabilities arising out of, among other matters, actions taken by FHC under the agreement in good faith and due diligence. Americo's subsidiaries have similar indemnification agreements with Americo under the Subsidiary Data Processing Agreement.

     Reimbursement of Expense Agreement. The Company and its subsidiaries have entered into a cost sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane owned by a subsidiary of FHC. Under this agreement, each party pays the cost of any air transportation expenses which can be identified as incurred for its sole benefit and expenses which cannot be so identified are allocated based on utilization. Americo and its subsidiaries incurred approximately $0.4 million of expense under this agreement for the year ended December 31, 2000.

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

Other Transactions

     FHC and certain of its non-life insurance subsidiaries, including the Company, are parties to a tax sharing agreement under which (i) tax savings and tax detriments inure to the benefit or detriment, respectively, of the party contributing the expense or other item that reduces or increases, respectively, the consolidated group's taxes from what they would have been had each member filed separately, and (ii) losses arising from filing the consolidated return are equitably divided among the parties in the same manner that they benefited from savings caused by filing a consolidated return.

     The Company leases office space (and related parking facilities) in buildings owned by Broadway Square Partners, a general partnership in which one of the partners is SCOL, Inc. ("SCOL"), a Missouri corporation, owned by members of the Merriman family. The aggregate amount paid (including rentals and expense reimbursement) under the lease to Broadway Square Partners in 2000 was approximately $1.4 million. The terms of the lease are as favorable to the Company as those offered other unaffiliated tenants of the building.

     Subsidiaries of the Company paid an aggregate of approximately $0.3 million in 2000 to Clinical Reference Laboratory, Inc., a Kansas corporation ("Clinical"), which is 80% owned by the Merriman family and of which Timothy S. Sotos is Chairman of the Board. The amounts paid were for medical testing services performed for the Company's subsidiaries. The rates paid were competitive with those charged by Clinical to similarly situated unaffiliated insurance companies for similar services.

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

2.2 Stock Purchase Agreement dated February 27, 1998 between Great Southern Life Insurance Company and John Hancock Mutual Life Insurance Company related to the sale of Investors Guaranty Life Insurance Company (incorporated by reference from Exhibit
                  2.4 to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 1998).

2.3 Purchase Agreement dated October 1, 1998 between the Registrant, Robert L. Myer, Great Southern Group, Inc., Marketing Services Group, Inc., NAP Partners, Inc., and Pension Consultants & Administrators, Inc. (incorporated by reference from Exhibit 25 to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1998).

3.1 Restated Articles of Incorporation, as amended, of the Registrant (incorporated by reference from Exhibit 3.1 to Registrant's Form S-4 (File No.33-64820) filed June 22, 1993).

3.2 Bylaws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

4.1(a) Conformed copy of Indenture, dated as of May 25, 1993, between Registrant and Commerce Bank of Kansas City, N.A., as trustee (incorporated by reference from Exhibit 4.1 to Registrant's Form S-4 (File No.33-64820) filed June 22, 1993).

4.1(b) Form of 9 1/4% Senior Subordinated Note Due 2005 (included in the Indenture filed as Exhibit 4.1(a) hereto) (incorporated by reference from Exhibit 4.2 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

4.3(a) Form of Registrant's $5,000,000 5 1/2% Senior Subordinated Set-off Note due 2015. (Incorporated by reference from Exhibit 4.1 (c) to Registrant's Form 8-K report (File No. 33-64820) dated as of July 10, 1995).

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

4.5 Amended and Restated Surplus Debenture No. 005, dated December 1, 1999, in the amount of $18,000,000 made by United Fidelity Life Insurance Company (successor by merger to FHC Life Insurance Company) to the Registrant (incorporated by reference from Exhibit 4.5 to Registrant's Form 10-K report (File No. 33-64820) for the year ended December 31, 1999).

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

10.2(c)* Amendment, effective as of December 31, 1999, to Tax Sharing Agreement, adding Americo Retirement Services, Inc., CAPCO Holdings, L.C., GSSW LM, Inc., GSSW WR, Inc., and GSSW WWA, Inc. as parties.

10.2(d)* Amendment, effective January 1, 1998, to Tax Sharing Agreement, adding The Ohio State Life Insurance Company as a party.

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

10.5 Data Processing Services Agreement dated as of January 1, 1993, between the Registrant and Financial Holding Corporation (incorporated by reference from Exhibit 10.9 to Registrant's Form S-4 (File No.33-64820) filed June 22, 1993).

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

10.15(c) Custodian Agreement between State Street Bank and Trust Company of Boston, Massachusetts, Employers Reassurance Corporation of Overland Park, Kansas and Great Southern Life Insurance Company dated as of January 14, 2000 (incorporated by reference from Exhibit 10.15(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1999).

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

10.16(l) Custodian Agreement dated as of January 14, 2000, among State Street Bank and Trust Company, Employers Reassurance Corporation and Great Southern Life Insurance Company (incorporated by reference from Exhibit 10.16(l) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1999).

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

*21.              Subsidiaries of the Registrant

----------------------------

(c)      Reports on Form 8-K.

              There were no reports on Form 8-K filed for the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City and the State of Missouri, on the 27th day of March, 2001.


                       AMERICO LIFE, INC.


                       By:                     /s/ Gary L. Muller
                         ------------------------------------------------------

                       Name: Gary L. Muller
                       Title:  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                        Title                                   Date


 /s/ Michael A. Merriman                Chairman of the Board of                March 27, 2001
--------------------------------------- Directors
     Michael A. Merriman


 /s/ Gary L. Muller                      President, Chief Executive             March 27, 2001
-----------------------------------------Officer and Director
     Gary L. Muller


 /s/ Mark K. Fallon                        Senior Vice President, Chief         March 27, 2001
------------------------------------------ Financial Officer and Treasurer
     Mark K. Fallon                        (Principal Financial Officer and
                                           Principal Accounting Officer)

                       AMERICO LIFE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
Audited Financial Statements for the Three Years Ended December 31, 2000:

  Report of Independent Accountants                                                                            F-2

  Consolidated Balance Sheet at December 31, 2000 and 1999                                                     F-3

  Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998                        F-4

  Consolidated Statement of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998          F-5

  Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                    F-6

  Notes to Consolidated Financial Statements                                                                   F-8

                        Report of Independent Accountants


To the Board of Directors and
Stockholder of Americo Life, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all materials respects, the financial position of Americo Life, Inc. and its subsidiaries at December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 27, 2001

                       Americo Life, Inc. and Subsidiaries

                           Consolidated Balance Sheet
                             (Dollars in thousands)
                           December 31, 2000 and 1999

                                                                                            2000              1999
                                                                                            ----              ----
                                     Assets
Investments:
   Fixed Maturities:
     Held to maturity, at amortized cost (market: $737,496 and $821,335)               $     742,618    $     852,908
     Available for sale, at market (amortized cost: $1,050,421 and $985,854)               1,032,937          925,997
   Equity securities, at market (cost: $57,920 and $33,467)                                  104,771           73,448
   Investment in equity subsidiaries                                                          14,259           12,141
   Mortgage loans on real estate, net                                                        268,902          227,601
   Investment real estate, net                                                                30,398           28,516
   Policy loans                                                                              194,651          209,979
   Other invested assets                                                                      32,345           30,429
                                                                                       -------------    -------------

     Total investments                                                                     2,420,881        2,361,019

Cash and cash equivalents                                                                    110,260          122,788
Accrued investment income                                                                     31,730           31,764
Amounts receivable from reinsurers                                                         1,139,673        1,140,206
Other receivables                                                                            101,148           42,596
Deferred policy acquisition costs                                                            228,679          212,860
Cost of business acquired                                                                    166,458          219,490
Amounts due from affiliates                                                                        -            7,710
Other assets                                                                                  42,325           49,729
                                                                                       -------------    -------------
     Total assets                                                                      $   4,241,154    $   4,188,162
                                                                                       =============    =============

                      Liabilities and Stockholder's Equity
Policyholder account balances                                                          $   2,623,747    $   2,599,627
Reserves for future policy benefits                                                          819,943          822,940
Unearned policy revenues                                                                      54,599           60,279
Policy and contract claims                                                                    32,612           37,821
Other policyholder funds                                                                     113,496          119,664
Notes payable                                                                                102,297          111,165
Amounts payable to reinsurers                                                                 39,056           48,749
Deferred income taxes                                                                         56,897           40,531
Due to broker                                                                                 66,899           53,810
Amounts due to affiliates                                                                      2,744                -
Other liabilities                                                                             74,202           68,262
                                                                                       -------------    -------------

     Total liabilities                                                                     3,986,492        3,962,848

Stockholder's equity:
   Common stock ($1 par value, 30,000 shares authorized, 10,000 shares issued and ..
outstanding)                                                                                      10               10
   Additional paid-in capital                                                                  3,745            3,745
   Accumulated other comprehensive income                                                     35,635           19,159
   Retained earnings                                                                         215,272          202,400
                                                                                       -------------    -------------

     Total stockholder's equity                                                              254,662          225,314
                                                                                       -------------    -------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                        $   4,241,154    $   4,188,162
                                                                                       =============    =============

          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                        Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
              For the Years Ended December 31, 2000, 1999 and 1998


                                                                       2000              1999             1998
                                                                       ----              ----             ----

Income
   Premiums and policy revenues                                   $    220,691     $    224,896      $    218,582
   Net investment income                                               225,517          227,622           226,534
   Net realized investment gains (losses)                               (6,573)           4,174             8,284
   Other income                                                         10,792            6,147            12,163
                                                                  ------------     ------------      ------------
     Total income                                                      450,427          462,839           465,563
                                                                  ------------     ------------      ------------

Benefits and expenses Policyholder benefits:
     Death benefits                                                    105,940          123,644           113,552
     Interest credited on universal life and annuity products          114,709          108,088           108,664
     Other policyholder benefits                                        56,970           52,675            53,135
     Change in reserves for future policy benefits                     (16,424)         (23,065)          (23,845)
   Commissions                                                           4,348            8,928             8,439
   Amortization expense                                                 67,998           73,643            87,189
   Interest expense                                                     10,057           11,704            12,057
   Other operating expenses                                             84,389           91,004            94,345
                                                                  ------------     ------------      ------------
     Total benefits and expenses                                       427,987          446,621           453,536
                                                                  ------------     ------------      ------------

     Income before provision for income taxes                           22,440           16,218            12,027

Provision for income taxes                                               7,568            4,744             3,235
                                                                  ------------     ------------      ------------
     Net income                                                   $     14,872     $     11,474      $      8,792
                                                                  ============     ============      ============

Net income per common share                                        $  1,487.20      $  1,147.40       $    879.20
                                                                   ===========      ===========       ===========

          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                 Consolidated Statement of Stockholder's Equity
                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                     2000                     1999                     1998
                                                     ----                     ----                     ----


Common stock
   Balance at beginning and end of year     $      10                $      10                $      10
                                            ---------                ---------                ---------

Additional paid-in capital
   Balance at beginning and end of year         3,745                    3,745                    3,745
                                            ---------                ---------                ---------

Accumulated other comprehensive income
   Balance at beginning of year                19,159                   60,499                   56,973
   Change during year                          16,476    $  16,476     (41,340)  $ (41,340)       3,526    $  3,526
                                            ---------                ---------                ---------
   Balance at end of year                      35,635                   19,159                   60,499
                                            ---------                ---------                ---------

Retained earnings
   Balance at beginning of year               202,400                  192,926                  186,134
   Net income                                  14,872       14,872      11,474      11,474        8,792       8,792
                                                         ---------               ---------                ---------
   Comprehensive income (loss)                           $  31,348               $ (29,866)               $  12,318
                                                         =========               =========                =========
   Dividends                                   (2,000)                  (2,000)                  (2,000)
                                            ---------                ---------                ---------
   Balance at end of year                     215,272                  202,400                  192,926
                                            ---------                ---------                ---------

     Total stockholder's equity             $ 254,662                $ 225,314                $ 257,180
                                            =========                =========                =========

          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                2000          1999          1998
                                                                                ----          ----          ----
Cash flows from operating activities
Net income                                                                  $    14,872   $    11,474   $     8,792
                                                                            -----------   -----------   -----------
Adjustments to  reconcile  net income to net cash  provided  (used) by operating activities:
   Depreciation and amortization                                                 73,338        79,033        86,679
   Deferred policy acquisition costs                                            (74,481)      (63,511)      (61,179)
   Undistributed earnings of equity subsidiaries                                   (568)       (2,728)       (2,581)
   Distributed earnings of equity subsidiaries                                        -           240         9,943
   Amortization of unrealized investment gains                                   (6,768)       (2,826)      (14,407)
   Provision for deferred income taxes                                            7,494        (1,002)        3,757
   (Increase) decrease in assets net of effects from business acquisitions:
     Accrued investment income                                                       33            99        (3,277)
     Amounts receivable from reinsurers                                         130,553        60,215        64,438
     Other receivables                                                            2,487         1,057       (14,483)
     Other assets, net of amortization                                            4,773       (17,615)        6,586
   Increase (decrease) in liabilities net of effects from business acquisitions:
     Reserves for future policy benefits and unearned policy revenues             7,350       (12,124)    (49,315)
     Policyholder account balances                                              (89,471)      (90,370)        5,747
     Policy and contract claims                                                  (5,209)       (7,646)        8,857
     Other policyholder funds                                                    (6,169)       13,424        30,279
     Amounts payable to reinsurers                                               (9,693)       20,550        15,999
     Federal income taxes payable                                                   125             -          (164)
     Affiliate balances                                                          10,455       (10,795)       (3,362)
     Other liabilities                                                            6,547         6,388         1,104
   Change in trading securities                                                   1,879             -             -
   Net realized (gains) losses on investments                                     6,573        (4,174)       (8,284)
   Gain on sale of subsidiary                                                         -             -        (4,855)
   Amortization on bonds and mortgage loans                                       3,214         1,351         3,425
   Other changes                                                                 (2,824)       (1,347)       (4,902)
                                                                            -----------   -----------   ------------
   Total adjustments                                                             59,638       (31,781)       70,005
                                                                            -----------   -----------   -----------
       Net cash provided (used) by operating activities                          74,510       (20,307)       78,797
                                                                            -----------   -----------   -----------


                                            (Continued)

          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                2000          1999          1998
                                                                                ----          ----          ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                  $  (532,177)  $  (425,122)  $  (338,645)
   Purchases of equity securities                                              (146,223)     (106,290)     (107,983)
   Purchases of other investments                                               (11,607)      (13,766)       (7,972)
   Mortgage loans originated                                                    (58,086)      (58,299)      (51,461)
   Maturities or redemptions of fixed maturity investments                       53,166        10,319        32,110
   Sales of fixed maturity available for sale investments                       455,265       346,488       257,910
   Sales of fixed maturity held to maturity investments                          58,574             -             -
   Sales of equity securities                                                   130,339       125,627       108,383
   Sales of other investments                                                     1,684             -        11,494
   Sale of subsidiary, net of cash sold                                               -             -        13,779
   Payment for subsidiaries acquired, net of cash acquired                            -             -       (15,377)
   Transfer of cash on disposition of block of insurance business              (100,000)            -             -
   Repayments from mortgage loans                                                17,066        20,892        27,818
   Change in due to broker                                                      (60,358)        1,608         3,151
   Change in policy loans                                                         2,884           193         4,723
                                                                            -----------   -----------   -----------
     Net cash used by investing activities                                     (189,473)      (98,350)      (62,070)
                                                                            -----------   -----------   -----------

Cash flows from financing activities
   Repayments of notes payable                                                   (9,155)      (21,318)         (283)
   Receipts credited to policyholder account balances                           439,199       454,864       284,251
   Return of policyholder account balances                                     (325,608)     (258,320)     (267,335)
   Dividends paid                                                                (2,000)       (2,000)       (2,000)
                                                                            ------------  ------------  ------------
     Net cash provided by financing activities                                  102,436       173,226        14,633
                                                                            -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                            (12,527)       54,569        31,360
Cash and cash equivalents at beginning of year                                  122,787        68,219        36,859
                                                                            -----------   -----------   -----------
Cash and cash equivalents at end of year                                    $   110,260   $   122,788   $    68,219
                                                                            ===========   ===========   ===========

Supplemental disclosures of cash flow information

Cash paid during year for:
Interest                                                                    $    10,197   $    11,647   $    12,084
Income taxes                                                                      1,142         3,515          (359)

Supplemental schedule of non-cash investing and financing activities
Acquisition of subsidiaries:
     Fair value of assets acquired, net of cash acquired                    $        -    $        -    $    19,733
     Liabilities                                                                     -             -         (4,356)
                                                                            ----------    ----------    ------------
     Payment for subsidiaries acquired, net of cash acquired                $        -    $        -    $    15,377
                                                                            ==========    ==========    ============

          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

1.       Organization and Summary of Significant Accounting Policies

     Americo Life, Inc. ("the Company") is a holding company for the following stock life insurance companies, all of which are 100% owned: Americo Financial Life and Annuity Insurance Company (formerly The College Life Insurance Company of America) ("Americo Financial"), United Fidelity Life Insurance Company ("United Fidelity"), Great Southern Life Insurance Company ("Great Southern"), National Farmers Union Life Insurance Company ("National Farmers"), Financial Assurance Life Insurance Company ("Financial Assurance") and The Ohio State Life Insurance Company ("Ohio State"), collectively referred to as the Insurance Companies. In May 1998, the Company sold Investors Guaranty Life Insurance Company ("Investors Guaranty") to an unrelated party. Americo Financial owns 100% of Americo Financial Services Inc. and Pension Consultants and Administrators, Inc. which are agency and third-party administration operations. The Company also has a 50% interest in Argus Health Systems, Inc. ("Argus"), which processes prescription drug claims. The Company is a wholly-owned subsidiary of Financial Holding Corporation ("FHC").

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

Investments

     Fixed maturity investments classified as held to maturity are debt securities for which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost with premiums amortized to call dates and discounts amortized to maturity dates. Fixed maturity investments classified as trading are stated at market value and the resulting unrealized gains and losses are recorded in earnings. Marketable equity securities and fixed maturities available for sale are reported at market value and the resulting unrealized gains or losses, net of applicable income taxes, are credited or charged to stockholder's equity. If a decline in the market value of an individual investment is considered to be other than temporary, the loss is recorded as a realized investment loss. Gains or losses on sales of securities are computed using the specific identification method.

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

     The Company utilizes futures contracts and call options to manage risks related to its policyholder liabilities, fixed maturities and equity securities portfolio. For those contracts which qualify for hedge accounting, gains or losses on open contracts are recorded as an adjustment to the basis of the assets hedged and are included in net unrealized investment gains. Deferred gains or losses on terminated hedges on fixed maturities are amortized into income over the remaining life of the asset. Deferred gains or losses on terminated hedges on equity securities remain until the equity security is sold. For those contracts which do not qualify for hedge accounting, gains or losses are recorded as realized investment gains or losses.

New Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Investments and Certain Hedging Activities an Amendment of FASB Statement No. 133", provides guidance related to the accounting for derivative instruments and hedging activities focusing on the recognition and measurement of derivative instruments. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Adoption of this statement will not have a significant impact on the consolidated financial statements of the Company.

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

     Retrospective adjustment of these amounts are made annually upon the revision of estimates of current or future gross profits on universal life-type and annuity products to be realized from a group of policies. Recoverability of deferred policy acquisition costs and the cost of business acquired is evaluated annually by comparing the current estimate of future profits to the unamortized asset balances. The revision of estimates of future gross profits increased income related to deferred policy acquisition costs before provision for income taxes by $13,677, $985 and $6,203 for the years ended December 31, 2000, 1999 and 1998, respectively. The revision of estimates of future gross profits decreased income related to the cost of business acquired before provision for income taxes by $12,653, $457 and $7,105 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Anticipated investment returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of deferred policy acquisition costs, the cost of business acquired and unearned policy revenues. When fixed maturities are stated at market value an adjustment is made to the deferred policy acquisition costs, the cost of business acquired and unearned policy revenues equal to the change in amortization that would have been recorded if those fixed maturities had been sold at their fair value and the proceeds reinvested at current yields. This adjustment is recorded net of income taxes directly to the accumulated other comprehensive income component of stockholder's equity.

Universal life-type and annuity products

     Policyholder account balances of universal life-type, interest-sensitive and annuity products represent accumulated contract values, without reduction for potential surrender charges and deferred front-end contract charges which are amortized over the term of the policies. Revenue for universal life-type and other interest-sensitive products is principally comprised of insurance and policy administration fees and surrender charges, as well as amortization of deferred front-end contract charges. Benefits and claims are charged to expense in the period incurred, net of related accumulated contract values released. Interest on accumulated contract values is credited to contracts as earned. Crediting rates for universal life-type and annuity products ranged from 3% to 6% at December 31, 2000. The Company also issues universal life-type and annuity products for which interest credited is based upon a participation rate, load and change in value of a stated equity-based index.

Traditional life insurance products

     Traditional life insurance products include whole life insurance and term life insurance. Reserves for future policy benefits are estimated using a net level premium method based upon historical experience of investment yields, mortality and withdrawals, including provisions for possible adverse deviation. Investment yield assumptions are based on historical rates ranging from 7.0% to 9.0%. Mortality assumptions are based on the 1975-1980 Select and Ultimate Basic Table with certain modifications including underwriting classifications and year of issue. Withdrawal assumptions for all products are estimated based on the Insurance Companies' experience. Additions to these reserves are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses. Premiums for these products are recognized as revenue when due. Traditional life insurance benefits and claims are charged to expense in the period incurred.

Reinsurance

     Premiums and expenses include amounts related to reinsurance assumed and are stated net of amounts ceded. Reinsurance receivables and prepaid reinsurance premiums are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

Participating policies

     Participating life insurance policies represent approximately 1.4%, 1.2% and 1.3% of the ordinary life insurance in force at December 31, 2000, 1999 and 1998, respectively. Premium income related to participating life insurance policies represents 4.0%, 3.8% and 3.3% of premiums and policy revenues for the years 2000, 1999 and 1998, respectively. The dividends paid and accrued are calculated in accordance with the terms of the individual policy provisions and the dividend schedule as reviewed and approved annually by the Board of Directors.

Property and equipment

     Company-occupied property, data processing equipment and furniture and office equipment, included in other assets, are stated at cost less accumulated depreciation of $10,307 and $10,814 at December 31, 2000 and 1999, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $5,339, $5,358 and $5,492 for the years ended December 31, 2000, 1999 and 1998, respectively.

Income taxes

     Provision for income taxes includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income for the period in which the change is enacted.

Net income per common share

     Net income per common share is calculated by dividing the appropriate income item by the average number of shares of common stock outstanding during the period. There were no common share equivalents outstanding during 2000, 1999 or 1998.

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

     The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                                2000                                1999
                                                    ------------------------------     -------------------------------

                                                      Carrying          Fair              Carrying         Fair
                                                       Amount          Value               Amount          Value
Financial assets:
   Fixed maturities held to maturity                  $   742,618    $   737,496         $   852,908     $   821,335
   Fixed maturities available for sale                  1,032,937      1,032,937             925,997         925,997
   Equity securities                                      104,771        104,771              73,448          73,448
   Mortgage loans                                         268,902        269,979             227,601         229,538
   Policy loans                                           194,651        194,651             209,979         209,979
   Other invested assets                                   10,000         10,052              10,000           9,775
   Cash and cash equivalents                              110,262        110,262             122,788         122,788
Financial liabilities:
   Annuities                                            1,147,750      1,037,566           1,122,400       1,021,384
   Notes payable                                          102,297         99,552             111,165         111,165

3.   Change in Subsidiaries

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

     In October 1998, the Company entered into a series of transactions with the individual owning the 50% of College Insurance Group, Inc. ("CIG") not owned by the Company. The purpose of the transactions was to consolidate all of the activities in the asset accumulation markets conducted by CIG and other entities owned 100% by the individual with those of the Company. Specifically, the Company acquired the other 50% of CIG for $6,236 and acquired the stock or assets of various marketing entities wholly-owned by the individual for $9,518 plus contingent consideration of up to an additional $5,000 plus interest based on achieving certain sales production levels. Of this amount, $1,000 plus interest was paid during 2000. In addition, the Company recaptured all of the insurance liabilities that were previously ceded to an entity owned by the individual. The Company paid $2,580, $2,624 and $3,945 in 2000, 1999 and 1998, respectively, to recapture these liabilities.

4.   Investments

Fixed Maturities

     The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities, are as follows:

                                                                               December 31, 2000
                                                       ------------------------------------------------------------------

                                                                           Gross              Gross         Estimated
                                                         Amortized       Unrealized         Unrealized        Market
                                                            Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities              $      2,333    $        104       $          -    $      2,437
   Public utility securities                                  16,616             212               (217)         16,611
   Corporate securities                                      505,393           8,392            (13,969)        499,816
   Asset-backed securities                                    15,388             261                  -          15,649
   Mortgage-backed pass-through securities                    28,648             614               (168)         29,094
   Collateralized mortgage obligations                       174,240           1,511             (1,862)        173,889
                                                        ------------    ------------       ------------    ------------
                                                             742,618          11,094            (16,216)        737,496
                                                        ------------    ------------       ------------    ------------
Available for sale:
   U.S. Treasury and government securities                    23,808             838                  -          24,646
   Public utility securities                                   7,068               -               (451)          6,617
   Corporate securities                                      737,813           9,389            (33,745)        713,457
   Asset-backed securities                                   128,573           2,991             (1,260)        130,304
   Mortgage-backed pass-through securities                   111,503           3,896               (104)        115,295
   Collateralized mortgage obligations                        41,656           1,235               (273)         42,618
                                                        ------------    ------------       ------------    ------------
                                                           1,050,421          18,349            (35,833)      1,032,937
                                                        ------------    ------------       ------------    ------------
     Subtotal, all fixed maturities                        1,793,039          29,443            (52,049)      1,770,433
                                                        ------------    ------------       ------------    ------------
Equity securities                                             57,920          49,515             (2,664)        104,771
                                                        ------------    ------------       ------------    ------------
     Total fixed maturities and equity  securities      $  1,850,959    $     78,958       $    (54,713)   $  1,875,204
                                                        ============    ============       ============    ============

                                                                               December 31, 1999
                                                       ------------------------------------------------------------------

                                                                           Gross              Gross         Estimated
                                                         Amortized       Unrealized         Unrealized        Market
                                                            Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities              $      2,366    $         29       $        (95)   $      2,300
   Public utility securities                                  52,323             521             (2,336)         50,508
   Corporate securities                                      516,098           3,609            (25,661)        494,046
   Asset-backed securities                                    29,305               -             (1,674)         27,631
   Mortgage-backed pass-through securities                    26,463             419               (606)         26,276
   Collateralized mortgage obligations                       226,353             643             (6,422)        220,574
                                                       -------------   -------------      -------------   -------------
                                                             852,908           5,221            (36,794)        821,335
                                                       -------------   -------------      -------------   -------------
Available for sale:
   U.S. Treasury and government securities                    27,360             277               (108)         27,529
   Public utility securities                                  42,300              32             (1,861)         40,471
   Corporate securities                                      636,371             373            (50,677)        586,067
   Asset-backed securities                                    88,857             182             (5,142)         83,897
   Mortgage-backed pass-through securities                    83,560             238             (1,482)         82,316
   Collateralized mortgage obligations                       107,406           1,234             (2,923)        105,717
                                                       -------------   -------------      -------------   -------------
                                                             985,854           2,336            (62,193)        925,997
                                                       -------------   -------------      -------------   -------------
     Subtotal, all fixed maturities                        1,838,762           7,557            (98,987)      1,747,332
                                                       -------------   -------------      -------------   -------------
Equity securities                                             33,467          41,319             (1,338)         73,448
                                                       -------------   -------------      --------------  -------------
     Total fixed maturities and equity securities       $  1,872,229    $     48,876       $   (100,325)   $  1,820,780
                                                       =============   =============      =============-  =============


     The amortized cost and estimated market value of mortgage-backed securities by category at December 31, 2000 are as follows:

                                                                Held to Maturity              Available for Sale
                                                           ---------------------------    ---------------------------

                                                                          Estimated                      Estimated
                                                            Amortized    Market Value      Amortized    Market Value
                                                               Cost                           Cost

Pass-through agency securities                              $   28,648    $   29,094       $  111,503    $  115,295

Collateralized mortgage obligations:
   Sequential class                                             39,611        39,564           27,463        28,145
   Planned amortization class                                   56,293        55,861              144           143
   Very accurately defined maturity                             70,105        70,079            7,010         6,789
   Other                                                         8,231         8,385            7,039         7,541
                                                            ----------    ----------       ----------    ----------
                                                               174,240       173,889           41,656        42,618
                                                            ----------    ----------       ----------    ----------
     Total securities                                       $  202,888    $  202,983       $  153,159    $  157,913
                                                            ==========    ==========       ==========    ==========


     The amortized cost and estimated market value of fixed maturities which are held to maturity and available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                     Fixed Maturities                      Fixed Maturities
                                                     Held to Maturity                     Available for Sale
                                            -----------------------------------    ----------------------------------

                                                                 Estimated                              Estimated
                                             Amortized Cost     Market Value        Amortized Cost    Market Value

Due in one year or less                      $      5,405      $      5,390         $     12,437      $     12,491
Due after one year through five years             143,751           143,686               58,549            57,748
Due after five years through ten years            213,281           208,226              288,189           283,284
Due after ten years                               177,293           177,211              538,087           521,501
Mortgage-backed securities                        202,888           202,983              153,159           157,913
                                             ------------      ------------         ------------      ------------
                                             $    742,618      $    737,496         $  1,050,421      $  1,032,937
                                             ============      ============         ============      ============

     At December 31, 2000, the Company held below investment grade (S&P rating below BBB-) corporate debt securities with an aggregate carrying value of $62,367 and market value of $59,201. At December 31, 1999, the Company held below investment grade corporate debt securities with an aggregate carrying value of $34,098 and market value of $33,045. These holdings amounted to 1.5% and 0.8% of the Company's total assets at December 31, 2000 and 1999, respectively.

     Fixed maturities with an amortized book value of $32,179 and $30,198 were on deposit with insurance regulatory agencies of certain states at December 31, 2000 and 1999, respectively.

     The Company owns a $10,000, 9.25% senior subordinated note ("the note") issued by PFSH which matures in September 2004. The note is included in other invested assets on the Company's consolidated balance sheet.

Mortgage loans on real estate

     At December 31, mortgage loans on real estate consisted of:

                                                                                        2000              1999
                                                                                        ----              ----

        Mortgage loan principal                                                      $  269,352       $  227,976
        Net unamortized purchase discount                                                  (150)             (75)
        Allowance for losses                                                               (300)            (300)
                                                                                   ------------     ------------
           Net mortgage loans                                                        $  268,902       $  227,601
                                                                                   ============     ============

     The Company's mortgage loans on real estate are diversified by property type, location and loan size and are collateralized by the related properties. At December 31, 2000, mortgage loans on real estate were concentrated in the following property types:

                                                                                                          % of
                                                                                        2000           Portfolio

        Property type:
           Commercial
             Multi-family apartments                                                 $   76,490            28.4
             Industrial/Warehouses                                                       72,568            27.0
             Office buildings                                                            53,168            19.8
             Retail space                                                                37,252            13.9
             Other                                                                       27,887            10.4
           Residential                                                                    1,537             0.5
                                                                                     ----------         -------
             Total                                                                   $  268,902           100.0
                                                                                     ==========           =====

     At December 31, 2000, the following states had a concentration of mortgage loans aggregating more than 10% of the Company's mortgage loans: Texas - $53,605; Missouri - $37,374; and Kansas - $29,648.

Investment in equity subsidiaries

     The following table presents summarized financial information on a combined proportionate basis of the Company's equity affiliates. Amounts presented include the accounts of the Company's equity subsidiaries, CIG, Argus, Hereford LLP and a hotel joint venture. The Company acquired the remaining 50% of CIG in 1998. Subsequent to the acquisition date, the operations of CIG are consolidated in the Company's financial statements.

                                                                             2000          1999          1998
                                                                             ----          ----          ----

        Current assets                                                   $   7,854     $   7,382     $   5,471
        Noncurrent assets                                                   21,291        17,466        17,547
        Current liabilities                                                  4,236         3,324         3,353
        Noncurrent liabilities                                              12,362         9,383         9,996
        Net revenues                                                        26,815        27,864        32,124
        Expenses applicable to net revenues                                 25,912        23,688        26,560
        Income from continuing operations                                      903         4,176         3,740
        Net income                                                             411         2,776         2,581

     In 1999, the Company received a cash distribution from Hereford LLP of $240. In 1998, the Company received cash dividends from Argus and Hereford LLP of $9,500 and $443, respectively.

Net investment income

     Net investment income for the years ended December 31, is comprised of the following:

                                                                                2000          1999          1998
                                                                                ----          ----          ----

Fixed maturities                                                            $   136,618   $   126,739    $  124,157
Equity securities                                                                   844         1,328         1,484
Equity in earnings of equity subsidiaries                                           507         2,776         2,581
Mortgage loans on real estate                                                    19,434        16,883        16,518
Policy loans                                                                     11,610        12,572        12,671
Reinsurance funds held by reinsurer                                              54,732        60,342        66,895
Cash, short-term investments and other                                            7,852        12,431         8,005
                                                                            -----------   -----------   -----------
         Total investment income                                                231,597       233,071       232,311
Less investment expenses                                                         (6,080)       (5,449)       (5,777)
                                                                            -----------   -----------   -----------
         Net investment income                                              $   225,517   $   227,622   $   226,534
                                                                            ===========   ===========   ===========

Realized gains and losses

     Realized gains and losses from the sales and other redemptions of investments for the years ended December 31, are as follows:

                                                                                2000          1999          1998
                                                                                ----          ----          ----
Fixed maturity securities:
   Held to maturity:
     Realized gains                                                         $       457   $         -   $         -
     Realized losses                                                             (7,909)            -             -
   Available for sale:
     Realized gains                                                               7,419         3,199        23,193
     Realized losses                                                            (11,385)         (592)       (1,212)
Equity securities:
   Realized gains                                                                24,404        14,391         6,018
   Realized losses                                                              (20,095)      (13,032)      (21,642)
Other investments:
   Realized gains                                                                 1,480           276         4,929
   Realized losses                                                                 (944)          (68)       (3,002)
                                                                            -----------   -----------   -----------
Total net realized investment gains                                         $    (6,573)  $     4,174   $     8,284
                                                                            ============  ===========   ===========

Certain circumstances during 2000 caused the Company to change its intent to hold specific securities to maturity. Due to evidence of a significant deterioration in an issuer's creditworthiness, $9,256 of held-to-maturity securities were sold, resulting in a realized loss of $7,256. Also, the disposition of a block of life insurance business resulted in the sale of held-to-maturity securities to maintain the Company's existing interest rate risk position. Securities totaling $58,141 were sold resulting in a realized loss of $196.

     Following are the components of net unrealized investment gains as of December 31:

                                                                                              2000          1999
                                                                                              ----          ----
Investments carried at amortized cost:
   Fixed maturities available for sale                                                    $   (19,347)  $   (62,186)
   Fixed maturities reclassified from available for sale to held to maturity                   26,712        33,482
Investments carried at estimated fair value:
   Equity securities                                                                           46,752        39,981
Effect on other balance sheet accounts                                                           (509)       16,984
Deferred income taxes                                                                         (17,973)       (9,102)
                                                                                          -----------   -----------
     Net unrealized investment gains                                                      $    35,635   $    19,159
                                                                                          ===========   ===========

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("the Guide") which, among other things, provided entities with a one-time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category. In 1993, the Company transferred securities from the available for sale category to the held to maturity category. The net unrealized gains of $26,712 and $33,482 at December 31, 2000 and 1999, respectively, relating to these investments transferred to held to maturity are being amortized into income using the effective yield method over the lives of the related securities.

     The components of other comprehensive income are as follows:

                                                                      Amounts           Income       Amounts Net of
                                                                    Before Tax          Taxes              Tax
2000

Unrealized holding gains arising during period                      $    25,555      $    (8,944)      $    16,611
Reclassification adjustments for gains realized
  in net income                                                            (207)              72              (135)
                                                                    -----------      -----------       -----------
Other comprehensive income                                          $    25,348      $    (8,872)      $    16,476
                                                                    ===========      ===========       ===========

1999

Unrealized holding losses arising during period                     $   (60,535)     $    21,188       $   (39,347)
Reclassification adjustments for gains realized
  in net income                                                          (3,066)           1,073            (1,993)
                                                                    -----------      -----------       -----------
Other comprehensive income                                          $   (63,601)     $    22,261       $   (41,340)
                                                                    ===========      ===========       ===========

1998

Unrealized holding gains arising during period                      $    15,689      $    (5,470)      $    10,219
Reclassification adjustments for gains realized
  in net income                                                         (10,297)           3,604            (6,693)
                                                                    -----------      -----------       -----------
Other comprehensive income                                          $     5,392      $    (1,866)      $     3,526
                                                                    ===========      ===========       ===========

     The carrying value of investments that were non-income producing during the three year period ended December 31, 2000 was not material to the Company's consolidated financial position.

5.       Deferred Policy Acquisition Costs and Cost of Business Acquired

     The balances of and changes in deferred policy acquisition costs and the cost of business acquired as of and for the three years ended December 31, are as follows:

                                                                                2000          1999          1998
                                                                                ----          ----          ----

Deferred policy acquisition costs:
  Balance, beginning of year                                                $   212,860   $   131,574   $    87,840
  Capitalization of expenses                                                     76,032        64,813        44,548
  Other additions                                                                     -             -        30,645
  Disposition of insurance business                                             (22,893)            -             -
  Interest accretion                                                             11,062         9,290         7,286
  Amortization                                                                  (25,241)      (44,667)      (19,868)
  Amounts related to fair value adjustment of fixed maturity securities         (23,141)       51,850       (18,877)
                                                                            ------------  -----------   -----------
  Balance, end of year                                                      $   228,679   $   212,860   $   131,574
                                                                            ===========   ===========   ===========

Cost of business acquired:
  Balance, beginning of year                                                $   219,490   $   247,125   $   300,180
  Additions                                                                           -           425         9,497
  Interest accretion                                                             10,361        12,356        15,453
  Amortization                                                                  (59,014)      (50,283)      (77,524)
  Amounts related to fair value adjustment of fixed maturity securities          (4,379)        9,867          (481)
                                                                            ------------  -----------   -----------
  Balance, end of year                                                      $   166,458   $   219,490   $   247,125
                                                                            ===========   ===========   ===========


     The estimated amortization and interest accretion of the cost of business acquired for the five years ending December 31, 2005 are as follows:

                                                                                 Interest           Estimated
                                                           Amortization          Accretion         Net Decrease

         2001                                               $   33,320         $    8,328           $   24,992
         2002                                                   27,923              7,045               20,878
         2003                                                   23,691              5,968               17,723
         2004                                                   19,488              5,075               14,413
         2005                                                   16,403              4,327               12,076

6.       Insurance Liabilities and Reinsurance

     Insurance liabilities at December 31, consist of the following:

                                                                                            2000           1999
                                                                                            ----           ----
Policyholder account balances:
   Universal life                                                                      $  1,475,997    $  1,477,227
   Annuities                                                                              1,147,750       1,122,400
                                                                                       ------------    ------------
                                                                                       $  2,623,747    $  2,599,627
                                                                                       ============    ============

Reserves for future policy benefits:
   Traditional life                                                                    $    804,105    $    807,391
   Accident and health                                                                        2,433           2,524
   Supplementary contracts                                                                   13,405          13,025
                                                                                       ------------    ------------
                                                                                       $    819,943    $    822,940
                                                                                       ============    ============

     At December 31, 2000, approximately 94% of the annuity account balances of the Insurance Companies are subject to surrender charges upon early withdrawal.

     The Insurance Companies cede and assume reinsurance with unaffiliated companies. The maximum portion of the risk retained on the life of any individual is $350.

     The Company is party to agreements which coinsure 100% of the Ohio State and Investors Guaranty policies and the policies of two other blocks of business to unaffiliated reinsurers (Reinsurers). The Company is also party to agreements with the Reinsurers to reinsure certain risks on the same insurance policies to Americo Financial. These agreements effectively transfer 30% of the profits of the Ohio State and Investors Guaranty policies to the Reinsurers. The agreements provide that the assets and insurance liabilities related to the reinsured policies are to be retained by the Reinsurers. The assets retained by the Reinsurers are held in an escrow account for the benefit of Americo Financial.

     These various agreements are collectively referred to as the "Reinsurance Agreements". The Company accounts for the Reinsurance Agreements by recording the direct and assumed insurance liabilities and amounts receivable from Reinsurers equal to the assets held by the Reinsurers. Premiums and policy revenues and policyholder benefits from the reinsured policies are included in the Company's statement of income. Interest income earned on the assets held by the Reinsurers is recorded as investment income.

     At December 31, the amounts receivable from reinsurers, the cost of business acquired and the insurance liabilities related to the Reinsurance Agreements included on the Company's consolidated balance sheet are as follows:

                                                                                         2000              1999
                                                                                         ----              ----

Amounts receivable from reinsurers                                                   $    912,166     $  1,028,385
Cost of business acquired                                                                  95,771          127,397
Insurance liabilities                                                                     991,352        1,143,645

     The Reinsurers will receive a portion of statutory profits from the reinsured policies until the Reinsurers has recovered the initial ceding commission. Upon termination of the reinsurance agreements, Americo Financial is required to reimburse the Reinsurers for the amount of the unrecovered ceding commission.

    Amounts receivable from reinsurers consists of the following at December 31:

                                                                                         2000              1999
                                                                                         ----              ----

Amounts recoverable for ceded future policy benefits                                $   1,139,684    $   1,172,898
Unrecovered ceding commission                                                             (79,186)        (115,260)
Amounts recoverable on ceded policy and contract claims                                    14,709           16,277
Amounts recoverable on paid losses                                                          2,883            6,110
Other                                                                                      61,583           60,181
                                                                                    -------------    -------------
                                                                                    $   1,139,673    $   1,140,206
                                                                                    =============    =============

     Amounts receivable from reinsurers include $16,375 and $13,221 from another unrelated insurance company at December 31, 2000 and 1999, respectively.

     Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2000, no allowance has been established as all amounts are deemed collectible.

     Premiums ceded under reinsurance agreements were $68,124, $49,905 and $50,283 for the years ended December 31, 2000, 1999 and 1998, respectively. Reinsurance recoveries netted against other policyholder benefits totaled $57,307, $55,494 and $52,738 for the years ended December 31, 2000, 1999 and
1998, respectively. The Insurance Companies are liable for reinsurance ceded to other companies in the event the reinsurers are unable to pay their portion of the policy benefits.

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

     In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. However, the policy liabilities remain as direct liabilities to the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138.5 million. Under the reinsurance agreement, the Company transferred cash assets totaling $100.0 million and miscellaneous assets totaling $17.1 million to the unaffiliated reinsurer. In addition, the Company removed deferred policy acquisition costs totaling $20.3 million from its consolidated financial statements in conjunction with this disposition. In order to fund the cash transfer, the Company sold fixed maturity held to maturity investments with an amortized cost of $54.6 million and realized net investment losses of $0.3 million on those sales. For a period of at least three years, the Company will continue to service these policies for a fee paid by the reinsurer. This transaction has no significant effect on the Company's consolidated financial position or results of operations. Amounts receivable from this reinsurer related to this agreement totaled $134.7 million at December 31, 2000.

7.       Notes Payable

     Notes payable at December 31, are comprised of the following:

                                                                                           2000           1999
                                                                                           ----           ----

Senior subordinated notes bearing interest at 9.25%, due 2005                          $    91,500    $   100,000
Unsecured discounted $12,000 notes, bearing interest at an effective interest rate
of   11.5%, payable in semi-annual equal installments due 2010                               7,216          7,616
Unsecured discounted $5,000 note, bearing interest at an effective interest rate of
12.0% due 2015                                                                               3,143          3,094
Other                                                                                          438            455
                                                                                       -----------    -----------
                                                                                       $   102,297    $   111,165
                                                                                       ===========    ===========

     The senior subordinated notes (the Notes) are redeemable at the option of the Company, in whole or in part, at 100% of the principal amount on January 1, 2000 and thereafter. Several of the Company's insurance subsidiaries purchased a total of $8,500 of outstanding notes during 2000.

     The unsecured discounted notes bear interest at 6.5% per annum payable semi-annually and rank pari passu with the Notes. The Company recorded the notes at their fair value at the date of issuance using effective interest rates of 11.5% and 12.0%. The unamortized discount at December 31, 2000 was $3,501. The $5,000 note is subject to contractual set-off rights and is held under a pledge and escrow agreement to secure certain indemnification obligations to the Company.

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

     The Notes contain certain covenants including, but not limited to, limitations on indebtedness, liens securing indebtedness, sale or issuance of capital stock of the Company's subsidiaries, restricted payments, issuance of other subordinated indebtedness, investments, dividends and other distributions by the Company's subsidiaries and transactions with affiliates. The Company was in compliance with all debt covenants at December 31, 2000.

     The aggregate principal payments due during each of the next five years are as follows:


           2001                        $      421
           2002                               443
           2003                               496
           2004                               551
           2005                            92,118
           Later years                      8,268
                                       ----------
                                       $  102,297

8.       Stockholder's Equity and Statutory Surplus

     The Insurance Companies are required by the applicable state's department of insurance to maintain minimum levels of statutory capital and surplus. The reported statutory capital and surplus of each company at December 31, 2000 was:

                                                       Reported Statutory
              Company                                  Capital and Surplus
              United Fidelity                             $    92,039
              Great Southern                                  174,204
              Americo Financial                                56,320
              National Farmers                                 22,660
              Ohio State                                      124,797
              Financial Assurance                               6,112

     Dividend distributions of the Insurance Companies to their respective stockholder exceeding the greater of statutory net gain from operations during the preceding year or 10% of capital and surplus at the end of the preceding year are subject to the prior approval of the Texas Department of Insurance. Dividends from the Insurance Companies may be paid only from statutory earned surplus as determined in accordance with accounting practices prescribed or permitted by the Texas Department of Insurance. In addition, the National Association of Insurance Commissioners ("NAIC") has minimum risk-based capital requirements which effectively restrict the payment of dividends by the Insurance Companies. At December 31, 2000 the Insurance Companies had statutory capital and surplus in excess of the levels required by the NAIC risk-based capital guidelines.

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

                                                                    2000             1999              1998
                                                                    ----             ----              ----

           Capital and common stock                              $  136,216        $  128,370       $  129,204
           Net income (loss)                                          2,288            16,573          (13,422)

9.       Income Taxes

     Americo Life, Inc. will file a consolidated federal life and non-life income tax return with FHC and FHC's eligible life and non-life subsidiaries. As Financial Assurance is ineligible to join in the filing of the consolidated return, it will file separately. The Company and its subsidiaries are charged or credited an amount of federal income tax equal to the tax that would have been due for each entity on a separate return basis in accordance with a written tax allocation agreement. Net operating losses of members in each consolidated return are utilized on a first-in, first-out basis.

      The provision for U.S. federal income taxes for the years ended December 31, is comprised of the following:

                                                                                2000          1999          1998
                                                                                ----          ----          ----

Current tax provision                                                       $        74   $     5,746   $      (522)
Deferred tax provision                                                            7,494        (1,002)        3,757
                                                                            -----------   -----------   -----------
   Provision for income taxes                                               $     7,568   $     4,744   $     3,235
                                                                            ===========   ===========   ===========

     The provision for income taxes differed from the amounts computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from continuing operations as a result of the following differences:

                                                                                2000          1999          1998
                                                                                ----          ----          ----

Computed tax at statutory rate                                              $     7,854   $     5,676   $     4,209
Change in tax resulting from:
   Availability of dividends received deduction to offset taxable
temporary differences                                                              (347)         (725)         (785)
   Other                                                                             61          (207)         (189)
                                                                            -----------   -----------   -----------
     Provision for income taxes                                             $     7,568   $     4,744   $     3,235
                                                                            ===========   ===========   ===========

     The Company's net deferred federal tax liabilities are comprised of the tax cost or benefit associated with the following items based on the 35% tax rate in effect:

                                                                                              2000          1999
                                                                                              ----          ----
Deferred tax liability:
    Agent balances                                                                        $       131   $     7,387
    Cost of business acquired                                                                 144,263       137,881
    Investments                                                                                 1,256         5,290
    Net unrealized investment gains                                                            19,301        10,430
                                                                                          -----------   -----------
         Total deferred tax liability                                                         164,951       160,988
                                                                                          -----------   -----------
Deferred tax asset:
    Policy reserves                                                                            63,550        75,706
    Deferred policy acquisition costs                                                          26,529        26,613
    Utilization of net operating losses                                                         1,008         1,289
    Unearned policy revenues                                                                   19,522        16,733
    Other                                                                                         427         3,098
                                                                                          -----------   -----------
Deferred income tax assets before valuation allowances                                        111,036       123,439
    Less: valuation allowance                                                                  (2,982)       (2,982)
                                                                                          -----------   -----------
         Total deferred tax asset                                                             108,054       120,457
                                                                                          -----------   -----------
Net deferred tax liability                                                                $    56,897   $    40,531
                                                                                          ===========   ===========

     A valuation allowance is provided related to the tax benefit of loss carryovers and deductible differences because it is more likely than not that such benefits will not be realized.

     Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "Policyholders' Surplus Account"
(PSA). Federal income taxes will become payable on this account at the then current tax rate when and to the extent the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously-taxed income. At December 31, 2000, the Insurance Companies had aggregate balances in their PSA of approximately $11,549. Federal income tax of $4,043 would be due if the entire balance is distributed at the current income tax rate of 35%. No provision has been recorded relating to any potential distributions from the PSA subsequent to 2000.



     At December 31, 2000, the Insurance Companies with balances in their PSA had aggregate balances in their Shareholder Surplus Accounts of approximately $80,749 from which distributions could be made without incurring any federal tax liability with respect to the PSA accounts.

     Certain   subsidiaries   have  net  operating  loss   carryovers   totaling
approximately $3,487 which will begin to expire in 2009 if unutilized. Utilization of these losses is limited to income generated on a separate return basis.

10.      Commitments and Contingencies

     The Company leases certain data processing equipment and office space, some of which are leased from related parties under operating leases. Rental expense was $4,811, $4,835 and $3,678 in 2000, 1999 and 1998, respectively, and is included in other operating expenses. Approximate future minimum lease commitments for leases whose terms are greater than one year at December 31, 2000 are as follows:

                    2001                              $    3,721
                    2002                                   3,378
                    2003                                   2,921
                    2004                                   2,673
                    2005 and thereafter                   12,199
                                                      ----------
                                                      $   24,892

     Great Southern is a defendant in four purported class action lawsuits that were consolidated in May 1998 for multidistrict litigation pretrial proceedings in the U.S. District Court for the Northern District of Texas (In re Great Southern Life Insurance Company Sales Practice Litigation). These lawsuits allege deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and seek unspecified compensatory, punitive and/or treble damages. On March 14, 2000, the court filed an order certifying a class of all current and former owners of excess interest whole life and/or universal life policies issued from 1982 through 1997. Additionally, on August 13, 1998, a fifth purported class action lawsuit also alleging deceptive sales practices was filed against Great Southern in state court in Dallas, Texas (Ebling v. Great Southern Life Insurance Co., 68th District Court, Dallas County, Texas.) In December 2000, the Ebling action was dismissed without prejudice for want of prosecution. The dismissal order became final in January 2001.

     On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively "Fremont") were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). On April 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On May 31, 2000, the California Court of Appeals affirmed the dismissal of plaintiff's fraud and reformation claims, but reversed the dismissal of claims alleging unconscionability, breach of covenant of good faith and fair dealing, and statutory unfair business practices. The California Supreme Court denied defendants' petition for review, and the case has been remanded to the trial court for further proceedings.

     Great Southern and the Company, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and the Company, are named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas). The class members, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in an unrelated company (Entrepreneur Corporation) to be made public at some point in the future. On July 26, 2000, the Court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. The costs of implementing the settlement, after consideration of amounts provided in the consolidated financial statements, did not have a material adverse effect on the financial condition of the Company. Some members of the class appealed the trial court's approval of the settlement, which appeal is pending. Shortly before the settlement was approved by the Court, a co-defendant named in the lawsuit, Norman T. Faircloth, filed a cross-claim against several of the other defendants, including the Company, Great Southern, Great American Life Underwriters, Inc., Entrepreneur Corp., and certain officers of Great Southern and the Company. The cross-claim asserts claims similar to those asserted by the plaintiffs in the underlying lawsuit, and seeks similar relief including actual damages, treble and punitive damages, emotional distress damages and an accounting. The cross-claim is brought by a single individual and does not seek relief on behalf of a class or any other persons. The Court has severed this cross-claim.

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

     On October 21, 1999, a purported class action lawsuit was filed against Great Southern in Orange County Superior Court, California (Alexander v. Fremont General Corporation, Fremont Life Insurance Co., and Great Southern Life Insurance Co.). Plaintiff alleges misrepresentations and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed or issued by Fremont Life Insurance Company, and which were subsequently assumed by Great Southern. The suit seeks actual and punitive damages, as well as injunctive and restitutionary relief and an accounting.

     On August 16, 1999, a purported class action lawsuit (Pritzker v. The College Life Insurance Company of America, and Loyalty Life Insurance Company, U.S. District Court for the District of Massachusetts) was filed against the Company's subsidiary, The College Life Insurance Company of America, and former subsidiary, Loyalty Life Insurance Company. Plaintiff alleges misrepresentations, breach of contract, and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed by defendants. Plaintiff also alleges defendants paid less than the minimum guaranteed interest due under such policies. Plaintiff also has sought leave to add a claim that defendants misrepresented the amount of interest paid in excess of the guaranteed amounts. The suit seeks actual and punitive damages, restitutionary and injunctive relief and an accounting.

     On November 22, 1999, a purported class action lawsuit (Knauer v. Ohio State Life Insurance Company) was filed in the Court of Common Pleas, Erie County, Ohio, and subsequently was removed by defendant to the U.S. District Court for the Northern District of Ohio, Western Division. The suit alleged misrepresentations and other wrongful conduct wherein defendant allegedly collected premiums for life insurance policies prior to being bound to provide coverage and allegedly misrepresented that premiums would "vanish" after a
certain  time  period.  The  suit  sought  actual  and  punitive  damages,   and
declaratory, restitutionary and injunctive relief. The suit was settled in January 2001 by a payment of a nominal amount to the individual named plaintiffs. Plaintiffs' class allegations were withdrawn and their individual claims were dismissed with prejudice.

     A purported class action lawsuit (Elizabeth Lukens v. Ohio State Life Insurance Company) was filed in the U.S. District Court for the Eastern District of California in November, 2000. The suit alleges that on or before June 25, 1990, defendant breached the terms of its universal life policies by increasing its insurance rates without justification. The suit alleges that the increased rates were improperly motivated by defendant's desire to pass on to policyholders its increased tax liabilities under federal legislation passed in 1990 governing the tax accounting for deferred policy acquisition costs. The suit asserts claims for breach of contract, breach of duty of good faith and fair dealing, and acts of unfair competition under the California Business and Professions Code. The suit seeks compensatory and exemplary damages in unspecified amounts, in addition to injunctive and restitutionary relief.

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


11.      Employee Benefit Plans

     Great Southern is a sponsor of several contributory postretirement benefit plans which provide life and medical insurance to participating retired employees and agents. Great Southern's former parent assumed responsibility for employees and agents who retired on or after August 1, 1984. Future costs of benefits for employees and agents who retired prior to August 1, 1984, are the responsibility of the Company. A liability for these postretirement benefits of $1,180 is included in other liabilities at both December 31, 2000 and 1999.

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

                                                  Accumulation       Non-Life
                               Life Insurance      Products          Insurance       Reconciling      Consolidated
                                                           -
                                 Operations        Operations       Operations          Items            Totals

Revenues
     2000                       $    364,051     $     57,845      $      4,950     $     23,581      $    450,427
     1999                            398,423           42,568             6,019           15,829           462,839
     1998                            417,586           21,762             8,053           18,162           465,563

Amortization expense
     2000                             64,388           (1,383)                -            4,993            67,998
     1999                             67,364            3,179                 -            3,100            73,643
     1998                             73,874           (1,582)                -           14,897            87,189

Income (loss) before provision
  for income taxes
     2000                             46,751           10,610             1,929          (36,850)           22,440
     1999                             43,950              642             4,034          (32,408)           16,218
     1998                             54,421            3,887             6,837          (53,118)           12,027

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

     Amounts due from (to) affiliates at December 31, 2000 and 1999 include $(698) and $1,611, respectively, due from (to) FHC arising from intercompany tax allocation.

     The following table summarizes the related party transactions for the three years ended December 31:

                                                                                2000          1999          1998
                                                                                ----          ----          ----

Data processing agreement between the Company and FHC                       $   8,811     $  11,413     $  14,536
Advisory agreement between the Company and FHC                                  4,864         5,035         8,066
Air transportation cost sharing agreement                                         440           343           321
Rental expense                                                                  1,474         1,396         1,051
Laboratory services                                                               337           406           343

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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and
Stockholder of Americo Life, Inc.


     Our audits of the consolidated financial statements referred to in our report dated March 27, 2001, appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 27, 2001

                                                            Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                                  Balance Sheet
                             (Dollars in thousands)
                           December 31, 2000 and 1999


                                                                                              2000          1999
                                                                                              ----          ----
                                         Assets
Equity securities, at market (cost: $9,082 and $9,821)                                    $    33,639   $    20,712
Investment in subsidiaries                                                                    221,882       197,622
Cash and cash equivalents                                                                          80         3,569
Surplus debentures receivable                                                                 121,668       122,571
Property and equipment, net                                                                       974         1,345
Other assets                                                                                   31,841        14,207
                                                                                          -----------   -----------
   Total assets                                                                           $   410,084   $   360,026
                                                                                          ===========   ===========

                          Liabilities and Stockholder's Equity
Notes payable                                                                             $   110,359   $   110,712
Accrued interest payable                                                                          842           980
Amounts due to affiliates                                                                         311         4,785
Deferred income taxes                                                                           9,259         5,423
Other liabilities                                                                              34,651        12,812
                                                                                          -----------   -----------
   Total liabilities                                                                          155,422       134,712
                                                                                          -----------   -----------

Stockholder's equity:
Common stock ($1 par value, 30,000 shares authorized, 10,000 issued and
outstanding)                                                                                       10            10
Additional paid-in capital                                                                      3,745         3,745
Accumulated other comprehensive income                                                         35,635        19,159
Retained earnings                                                                             215,272       202,400
                                                                                          -----------   -----------
   Total stockholder's equity                                                                 254,662       225,314
                                                                                          -----------   -----------
   Total liabilities and stockholder's equity                                             $   410,084   $   360,026
                                                                                          ===========   ===========


















                  See notes to condensed financial information

                                                                     Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                               Statement of Income
                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                2000          1999          1998
                                                                                ----          ----          ----
Income
   Management and data processing fees from subsidiaries                    $    12,301   $    14,840   $    16,570
   Interest income on surplus debentures receivable                              11,306        11,427        12,237
   Net investment income                                                            143           624           686
   Net realized investment losses                                                (1,644)         (196)         (264)
   Other income                                                                   1,627         1,978         2,149
                                                                            -----------   -----------   -----------
     Total income                                                                23,733        28,673        31,378
                                                                            -----------   -----------   -----------

Expenses
   Management and advisory fees to parent                                        13,675        16,448        22,601
   Interest expense                                                              10,515        11,647        12,057
   Other operating expenses                                                       1,423         6,563         1,762
   Amortization expense                                                             923         1,193           850
                                                                            -----------   -----------   -----------
     Total expenses                                                              26,536        35,851        37,270
                                                                            -----------   -----------   -----------
     Loss before provision for income taxes and equity in income of
       subsidiaries                                                              (2,803)       (7,178)       (5,892)
Provision for income taxes                                                       (1,008)       (2,341)       (1,461)
                                                                            -----------   -----------   -----------
     Loss before equity in income of subsidiaries                                (1,795)       (4,837)       (4,431)
Equity in income of subsidiaries                                                 16,667        16,311        13,223
                                                                            -----------   -----------   -----------
     Net income                                                             $    14,872   $    11,474   $     8,792
                                                                            ===========   ===========   ===========
























                  See notes to condensed financial information

                                                                     Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                2000          1999          1998
                                                                                ----          ----          ----

Cash flows from operating activities
  Net income                                                                $   14,872    $   11,474    $    8,792
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                1,561         1,866         1,575
    Undistributed equity in earnings of subsidiaries                           (16,667)      (16,311)      (13,223)
    Dividends received from subsidiaries                                             -        12,616         9,943
    Increase in other assets, net of amortization                              (18,763)       (4,459)       (1,711)
    Increase (decrease) in other liabilities                                    17,878         7,387        (2,033)
    Provision for current income taxes                                               -         1,597        (1,597)
    Provision for deferred income taxes                                           (948)       (1,883)          136
    Increase (decrease) in amounts due to/from affiliates                       (4,474)        6,436        (1,983)
    Net realized losses on investments                                           1,644           196           264
    Other changes                                                                  299           338           273
                                                                            ----------    ----------    ----------
    Total adjustments                                                          (19,470)        7,783        (3,356)
                                                                            ----------    ----------    ----------
    Net cash provided (used) by operating activities                            (4,598)       19,257           436
                                                                            ----------    ----------    ----------

Cash flows from investing activities
  Purchases of equity securities                                                  (264)       (2,991)      (10,218)
  Sales of equity securities                                                     3,182         5,881         5,733
  Principal collected on surplus debentures receivable                             906           866        13,828
  Change in other invested assets                                                  206        (4,007)        1,496
  Purchases of property and equipment, net                                        (266)         (254)         (362)
                                                                            ----------    ----------    ----------
    Net cash provided (used) by investing activities                             3,764          (505)       10,477
                                                                            ----------    ----------    ----------

Cash flows from financing activities
  Repayments of notes payable                                                     (655)      (21,615)         (577)
  Dividends paid                                                                (2,000)       (2,000)       (2,000)
                                                                            ----------    ----------    ----------
  Net cash used by financing activities                                         (2,655)      (23,615)       (2,577)
                                                                            ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                            (3,489)       (4,863)        8,336
Cash and cash equivalents at beginning of year                                   3,569         8,432            96
                                                                            ----------    ----------    ----------
Cash and cash equivalents at end of year                                    $       80    $    3,569    $    8,432
                                                                            ==========    ==========    ==========

Supplemental disclosure of cash flow information
  Cash paid during year for interest                                        $   10,349    $   11,251    $   11,790









                  See notes to condensed financial information
                                                                     Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information
                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

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

                                                                     Schedule IV
                       Americo Life, Inc. and Subsidiaries

                                   Reinsurance
                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                                        Percentage
                                                                       Assumed                          of Amount
          Year Ended                 Gross        Ceded to Other      From Other           Net           Assumed
         December 31,                Amount          Companies        Companies           Amount         to Net
2000
Insurance in force              $   43,537,028    $   14,512,268   $      300,465    $   29,325,225          1.0%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      281,055    $       68,124   $        7,760    $      220,691          3.5%
                                ==============    ==============   ==============    ==============          ====

1999
Insurance in force              $   43,802,144    $   11,134,535   $      602,028    $   33,269,637          1.8%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      265,134    $       49,905   $        9,667    $      224,896          4.3%
                                ==============    ==============   ==============    ==============          ====

1998
Insurance in force              $   45,695,670    $   12,612,790   $    1,179,946    $   34,262,826          3.4%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      252,133    $       50,283   $       16,732    $      218,582          7.6%
                                ==============    ==============   ==============    ==============          ====

                                                                      Schedule V
                       Americo Life, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                       Additions
                                                              ---------------------------
                                                 Balance at    Charged to    Charged to                  Balance at
         Year Ended                              Beginning      Cost and       Other                       End of
         December 31,                            of Period      Expenses     Accounts      Deductions      Period
         ------------                               ------      --------     ---------     ----------      ------
                                                                                (1)
 2000
Reserve for impairment of mortgage loans
on real estate                                  $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate                 68             -             -            68             -
Allowance for receivables from agents                 4,242           709             -             -         4,951
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     4,610   $       709   $         -   $        68   $     5,251
                                                ===========   ===========   ===========   ===========   ===========

1999
Reserve for impairment of mortgage loans
on real estate                                  $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate                107             -             -            39            68
Allowance for receivables from agents                 3,580           662             -             -         4,242
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     3,987   $       662   $         -   $        39   $     4,610
                                                ===========   ===========   ===========   ===========   ===========

1998
Reserve for impairment of mortgage loans
on real estate                                  $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate                107             -             -             -           107
Allowance for receivables from agents                 3,468           112             -             -         3,580
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     3,875   $       112   $         -   $         -   $     3,987
                                                ===========   ===========   ===========   ===========   ===========



(1)      Amounts transferred from other allowance accounts.