Form 10-Q
period 2001-03-31
AMERICO LIFE INC
filed 2001-05-15
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001 or

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
        Class and Title of                             Shares Outstanding
          Capital Stock                                as of May 11, 2001
          -------------                                ------------------
   Common Stock $1.00 Par Value                              10,000

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       (Dollars in thousands - unaudited)

                                                                              March 31,           December 31,
                                                                                2001                  2000
                                                                                ----                  ----

Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $745,323 and
       $737,496)                                                            $     739,425          $     742,618
     Available for sale, at market (amortized cost: $1,249,859 and
       $1,050,421)                                                              1,250,674              1,032,937
   Equity securities, at market (cost: $55,135 and $57,920)                        86,446                104,771
   Investment in equity subsidiaries                                               14,198                 14,259
   Mortgage loans on real estate, net                                             251,065                268,902
   Investment real estate, net                                                     30,455                 30,398
   Policy loans                                                                   192,540                194,651
   Other invested assets                                                           42,175                 32,345
                                                                            -------------          -------------
     Total investments                                                          2,606,978              2,420,881

Cash and cash equivalents                                                          33,105                110,260
Accrued investment income                                                          32,462                 31,730
Amounts receivable from reinsurers                                              1,124,805              1,139,673
Other receivables                                                                 104,769                101,148
Deferred policy acquisition costs                                                 226,209                228,679
Cost of business acquired                                                         156,341                166,458
Amounts due from affiliates                                                         2,514                      -
Other assets                                                                       29,827                 42,325
                                                                            -------------          -------------
     Total assets                                                           $   4,317,010          $   4,241,154
                                                                            =============          =============

Liabilities and stockholder's equity
Policyholder funds                                                          $   2,618,321          $   2,623,747
Reserves for future policy benefits                                               834,621                819,943
Unearned policy revenues                                                           52,080                 54,599
Policy and contract claims                                                         39,134                 32,612
Other policyholder funds                                                          115,135                113,496
Notes payable                                                                     102,627                102,297
Amounts payable to reinsurers                                                      34,491                 39,056
Deferred income taxes                                                              56,023                 56,897
Due to broker                                                                     138,293                 66,899
Amounts due to affiliates                                                               -                  2,744
Other liabilities                                                                  72,461                 74,202
                                                                            -------------          -------------
     Total liabilities                                                          4,063,186              3,986,492
                                                                            -------------          -------------

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                             10                     10
   Additional paid-in capital                                                       3,745                  3,745
   Accumulated other comprehensive income                                          32,626                 35,635
   Retained earnings                                                              217,443                215,272
                                                                            -------------          -------------
     Total stockholder's equity                                                   253,824                254,662
                                                                            -------------          -------------

Commitments and contingencies

     Total liabilities and stockholder's equity                             $   4,317,010           $  4,241,154
                                                                            =============          =============


                    See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
          (Dollars in thousands, except per share amounts - unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                2001                    2000
                                                                                ----                    ----
Income
Premiums and policy revenues                                                  $   53,402              $   59,745
Net investment income                                                             43,291                  59,831
Net realized investment losses                                                    (3,334)                 (5,253)
Other income                                                                       2,120                   1,617
                                                                              ----------              ----------
   Total income                                                                   95,479                 115,940
                                                                              ----------              ----------

Benefits and expenses
Policyholder benefits:
   Death benefits                                                                 28,651                  32,669
   Interest credited on policyholder funds                                        27,785                  29,073
   Other policyholder benefits                                                      (927)                 15,082
   Change in reserves for future policy benefits                                  (2,895)                 (4,459)
Commissions                                                                        2,252                   2,896
Amortization expense                                                              14,704                  17,652
Interest expense                                                                   2,402                   2,705
Other operating expenses                                                          20,749                  18,203
                                                                              ----------              ----------
   Total benefits and expenses                                                    92,721                 113,821
                                                                              ----------              ----------

   Income before provision for income taxes and cumulative effect of a
    change in accounting principle                                                 2,758                   2,119

Provision for income taxes                                                           918                     656
                                                                              ----------              ----------
Income before cumulative effect of a change in accounting principle                1,840                   1,463

Cumulative effect of a change in accounting principle                                832                       -
                                                                              ----------              ----------
     Net income                                                               $    2,672              $    1,463
                                                                              ==========              ==========

Earnings per share:
  Income before cumulative effect of a change in accounting principle
                                                                              $   184.00              $   146.30
  Cumulative effect of a change in accounting principle                            83.20                       -
                                                                              ----------               ---------

     Net income                                                               $   267.20              $   146.30
                                                                               =========               =========


                       See notes to consolidated financial statements

                                        AMERICO LIFE, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Dollars in thousands - unaudited)

                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                  2001                    2000
                                                                                  ----                    ----

Cash flows from operating activities
Net income                                                                     $     2,672              $     1,463
                                                                                ----------               ----------

Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization                                                    15,844                   18,605
   Deferred policy acquisition costs                                               (15,692)                 (21,141)
   Undistributed earnings of equity subsidiaries                                       117                     (255)
   Amortization of unrealized gains                                                   (654)                     774
   (Increase) decrease in assets:
     Accrued investment income                                                        (732)                   1,319
     Amounts receivable from reinsurers                                             14,803                   27,835
     Other receivables                                                               2,323                   (1,054)
     Other assets, net of amortization expense                                      (2,783)                   1,006
   Increase (decrease) in liabilities:
     Policyholder account balances                                                 (25,169)                 (18,184)
     Reserves for future policy benefits and unearned policy revenues               16,312                   (1,476)
     Policy and contract claims                                                      6,521                    1,032
     Other policyholder funds                                                        1,640                    1,999
     Amounts payable to reinsurers                                                  (4,565)                 (23,214)
     Provision for deferred income taxes                                               285                   (3,151)
     Federal income tax payable                                                       (135)                       4
     Change in affiliated balances                                                  (5,259)                    (263)
     Other liabilities                                                                 620                    6,723
     Change in trading securities                                                      820                        -
   Net realized losses on investments sold                                           3,334                    5,253
   Amortization on bonds and mortgage loans                                            585                      332
   Other changes                                                                    (1,797)                  (1,363)
                                                                               ------------             -----------

     Total adjustments                                                               6,418                   (5,219)
                                                                               -----------              -----------

Net cash provided (used) by operating activities                                     9,090                   (3,756)
                                                                               -----------              -----------

                   See notes to consolidated financial statements

                                                                (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                2001                    2000
                                                                                ----                    ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                    $  (275,094)            $  (254,041)
   Purchases of equity securities                                                 (21,817)                (59,456)
   Purchases of other investments                                                 (13,029)                    (86)
   Mortgage loans originated                                                       (4,306)                 (4,383)
   Maturities or redemptions of fixed maturity investments                          2,759                  12,392
   Sales of fixed maturity available for sale investments                          91,922                 189,425
   Sales of equity securities                                                      20,620                  56,364
   Sales of other investments                                                         249                   1,118
   Repayments from mortgage loans                                                   5,300                   4,714
   Change in due to broker                                                         65,397                 (30,268)
   Change in policy loans                                                           2,111                   1,698
                                                                              -----------             -----------
     Net cash used by investing activities                                       (125,888)                (82,523)
                                                                              -----------             -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                             103,168                 131,196
   Return of policyholder account balances                                        (63,025)                (87,019)
   Dividends paid                                                                    (500)                   (500)
                                                                              -----------             -----------
     Net cash provided by financing activities                                     39,643                  43,677
                                                                              -----------             -----------

Net decrease in cash and cash equivalents                                         (77,155)                (42,602)
                                                                              -----------             -----------

Cash and cash equivalents at beginning of period                                  110,260                 122,788
                                                                              -----------             -----------

Cash and cash equivalents at end of period                                    $    33,105             $    80,186
                                                                              ===========             ===========


                     See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2001 and 2000
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 2000 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 2000 consolidated financial statements. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the expected results for the full year 2001, nor the results experienced for the year 2000.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting Standards ("SFAS') No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $832 in earnings to record all of its derivatives on the balance sheet at fair value.

Accounting for Derivatives

The Company's equity-indexed annuity (EIA) products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in an external index over a two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretionary ability to change the participation rate at the beginning of each index period, subject to contractually guaranteed minimums. The Company accounts for the option issued to the policyholder for the current index period and for all forward-starting periods as embedded derivatives as defined by SFAS No. 133. The Company records the change in the value of the embedded derivatives in current earnings as a component of other policyholder benefits. The host contract accretes interest to a maturity value over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

The Company manages its exposure to changes in the fair value of EIA embedded derivatives by purchasing exchange-traded and over-the-counter indexed call options and futures contracts on the same external index. Neither these assets nor the related EIA embedded derivatives are eligible for hedge accounting treatment under SFAS No. 133. The Company recognizes the change in fair values of these assets as a component of net investment income.

At March 31, 2001, the total liability for EIA products, included in policyholder funds on the consolidated balance sheet, was $275,162. The change in fair value of the derivative assets and derivative liabilities for the three months ended March 31, 2001 were decreases of $11,844 and $12,278, respectively.

Reclassifications

Previously reported amounts for the prior year have in some instances been reclassified to conform to the current year presentation.

2.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows:

                                                    2001              2000
                                                    ----              ----

Net income                                       $  2,672          $  1,463
Other comprehensive income (loss)                  (3,009)            2,097
                                                 --------          --------
Comprehensive income (loss)                      $   (337)         $  3,560
                                                 ========          ========

Following are the components of net unrealized investment gains which comprise accumulated other comprehensive income:

                                                                                                    Three Months
                                                        March 31,            December 31,              Ended
                                                          2001                   2000              March 31, 2001
                                                          ----                   ----              --------------
Investment securities:
    Fixed maturities available for sale                $    (1,498)           $   (19,347)           $    17,849
    Fixed maturities reclassified from
available for sale to held to maturity                      26,058                 26,712                   (654)
    Equity securities                                       32,675                 46,752                (14,077)
                                                       -----------            -----------            -----------
                                                            57,235                 54,117                  3,118

Effect on other balance sheet accounts                      (8,256)                  (509)                (7,747)
Deferred income taxes                                      (16,353)               (17,973)                 1,620
                                                       -----------            -----------            -----------
    Net unrealized investment gains                    $    32,626            $    35,635            $    (3,009)
                                                       ===========            ===========            ===========

During both the three months ended March 31, 2001 and 2000, the Company paid dividends to Financial Holding Corporation (FHC) totaling $500.

3.       COMMITMENTS AND CONTINGENCIES

Great Southern Life Insurance Company ("Great Southern") is a defendant in a certified class action (In re Great Southern Life Insurance Company Sales Practice Litigation, U.S. District Court for the Northern District of Texas) in which it is pursuing settlement with plaintiffs. Any such settlement will require court approval. Great Southern and two other subsidiaries, Americo Financial Life and Annuity Insurance Company (formerly The College Life Insurance Company of America) ("Americo Financial") and Ohio State Life Insurance Company, also are defendants in lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. The Company and certain subsidiaries, including Americo Financial, also are defendants in a purported class action asserting claims in connection with the marketing and administration of deferred annuity and life insurance products sold to schoolteachers and others.

The Company and its subsidiaries named in the pending actions referred to above deny any allegations of wrongdoing and are defending the actions vigorously. Plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, and such amounts could be large. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending litigation, after consideration of amounts provided for in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.

4.       SEGMENT INFORMATION

The table below presents information about the reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle for the Company's reportable segments as defined in the Company's December 31, 2000 Form 10-K. Asset information by segment is not reported, because the Company does not produce such information internally.

                       Life Insurance           Asset            Non-Life          Reconciling        Consolidated
                         Operations         Accumulation         Insurance            Items              Totals
                         ----------           Products          Investments           -----              ------
                                             Operations         -----------
                                             ----------

                                                       Three months ended March 31,
                     -------------------------------------------------------------------------------------------------

                       2001       2000     2001      2000      2001     2000       2001      2000     2001     2000
                       ----       ----     ----      ----      ----     ----       ----      ----     ----     ----

Revenues              $92,093    $99,783   $15,082  $13,507    $1,048    $1,533 $(12,744)     $1,117  $95,479 $115,940
Income (loss)
  before income        12,799     10,578       648    1,612       381       835  (11,070)    (10,906)   2,758    2,119
  taxes


Significant reconciling items shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

5.       STATUTORY SURPLUS

Effective January 1, 2001, the state of Texas, in which all the Company's insurance subsidiaries are domiciled, adopted the Codification of Statutory Accounting Principles for life insurers. The implementation of these standardized accounting principles, which increased the statutory surplus of the Company's life insurance subsidiaries by approximately $11.0 million, did not adversely impact the ability of the subsidiaries to make payments on the surplus debentures or to pay dividends to the Company.

6.       RELATED PARTIES

During the three months ended March 31, 2001, the Company purchased $10.0 million of notes issued by PFS Holding Company, a wholly-owned subsidiary of FHC. These notes bear interest at 9.35% and mature in March 2006.

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

Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting Standards ("SFAS') No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $0.8 million in earnings to record all of its derivatives on the balance sheet at fair value.

Accounting for Derivatives

The Company's equity-indexed annuity (EIA) products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in an external index over a two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretionary ability to change the participation rate at the beginning of each index period, subject to contractually-guaranteed minimums. The Company accounts for the option issued to the policyholder for the current index period and for forward-starting periods as embedded derivatives as defined by SFAS No. 133. The Company records the changes in the values of the embedded derivatives in current earnings as a component of policyholder benefits. The host contract accretes interest to a maturity value over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

The Company manages its exposure to changes in the fair value of EIA embedded derivatives by purchasing exchange-traded and over-the-counter indexed call options and futures contracts on the same external index. Neither these assets nor the related EIA embedded derivatives are eligible for hedge accounting treatment under SFAS No. 133. The Company recognizes the change in fair values of these assets as a component of net investment income.

The adoption of SFAS No. 133 during the first quarter of 2001 has a significant impact on the comparability of income statement components versus 2000. The impact on individual income statement components is addressed in the discussion of the results of the three months ended March 31, 2001 below.

In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. The policy liabilities remain as direct liabilities of the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138.5 million. Under the reinsurance agreement, the Company transferred cash assets totaling $100.0 million and miscellaneous assets totaling $17.1 million to the unaffiliated reinsurer. In addition, the Company removed deferred policy acquisition costs totaling $20.3 million from its consolidated financial statements in conjunction with this disposition. In order to fund the cash transfer, the Company sold fixed maturity held to maturity investments with an amortized cost of $54.6 million and realized net investment losses of $0.3 million on those sales. The Company will continue to service these policies for a fee paid by the reinsurer for a period of time defined in the related servicing agreement. This transaction had no significant effect on the Company's consolidated financial position or results of operations.

The results of operations from the payroll-deduction business were included in the Company's results of operations for the three months ended March 31, 2000. The following table summarizes the effects of this business on components of the Company's income statement during the three months ended March 31, 2000 (in millions):

                  Premiums and policy revenues                          $  3.6
                  Net investment income                                    2.2
                  Policyholder benefits                                    4.0
                  Amortization expense                                     0.9


SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", are summarized as follows (in millions):

                                           Life Insurance            Asset Accumulation               Non-Life
                                             Operations             Products Operations        Insurance Investments
                                       ------------------------    -----------------------     -----------------------

                                               March 31,                  March 31,                  March 31,

                                          2001        2000            2001        2000            2001        2000
                                          ----        ----            ----        ----            ----        ----

Revenues                                  $92.1       $99.8           $15.1       $13.5            $1.0        $1.5
Income before income taxes                 12.8        10.6             0.6         1.6             0.4         0.8

Life insurance operations. Income before income taxes for the three months ended March 31, 2001 was $12.8 million compared to $10.6 million for the three months ended March 31, 2000. Excluding the effect of the payroll-deduction business, this increase in profits is primarily due to (i) a $1.7 million decrease in death benefits, net of reserves for future policy benefits released on traditional life insurance death benefits, and (ii) increased profits from the Company's preneed business. This increase in profits is offset by the normal runoff of profits on the Company's in force life insurance business.

Asset accumulation products operations. Income before income taxes for the three months ended March 31, 2001 was $0.6 million compared to $1.6 million for the same period in 2000. This decrease in profits is due to (i) a $0.3 million increase in death benefits and (ii) a $0.8 million increase in amortization expense.

Non-life insurance investments. Income before income taxes was $0.4 million for the three month period ended March 31, 2001 compared to $0.8 million for the same period in 2000.

Reconciling items. The difference between the segment revenues and income before income taxes shown above and the consolidated financial statements result from items not allocated to specific segments. The significant reconciling items are interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses). The reconciling items for the three months ended March 31, 2001 were not significantly different from the reconciling items for the three months ended March 31, 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Income before income taxes and cumulative effect of a change in accounting principle for the three months ended March 31, 2001 was $2.8 million compared to $2.1 million for the three months ended March 31, 2000. The primary reasons for the increase in profits in 2001 compared to 2000 were (i) lower net realized investment losses in 2001, (ii) a decrease in death benefits and (iii) an increase in profits from the Company's preneed business. These increases in profits were partially offset by (i) lower investment income from the amortization of unrealized gains, (ii) an increase in the allowance for uncollectible balances due from agents, and (iii) increased amortization expense in the asset accumulation business.

Premiums and policy revenues. Premiums and policy revenues totaled $53.4 million for the three months ended March 31, 2001 compared to $59.7 million for the three months ended March 31, 2000. Excluding the effect of the payroll-deduction business, premiums and policy revenues decreased $2.7 million over this same period. Premiums from traditional life insurance business decreased $1.4 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. A decrease in premiums from the Company's inforce traditional life insurance business was partially offset by a $1.5 million increase in preneed premiums. Policy revenues from interest-sensitive life and annuity products decreased $1.3 million from 2000 to 2001. This decrease was primarily due to lower surrender charge revenue in 2001 as a result of lower surrenders in closed blocks of annuities and the asset accumulation business.

Net investment income. Net investment income totaled $43.3 million for the three months ended March 31, 2001 compared to $59.8 million for the three months ended March 31, 2000. Part of this reduction in net investment income in 2001 was due to an $11.8 million decrease in fair value of call options and futures contracts owned by the Company. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities. Net investment income also decreased from 2001 to 2000 due to (i) a $2.2 million decrease related to the transfer of invested assets which supported the payroll deduction business and
(ii) a $1.3 million decrease in the recognition of bond investment income generated by the amortization of unrealized gains on held to maturity bonds previously transferred from an available for sale classification.

Net realized investment losses. Net realized investment losses totaled $3.3 million for the three months ended March 31, 2001 compared to net realized investment losses of $5.3 million for the three months ended March 31, 2000. During the three months ended March 31, 2001 and 2000, the Company realized losses on common stocks of $2.0 million and $3.8 million, respectively. The Company also recorded losses on fixed maturity investments of $1.2 million and $1.8 million, respectively, during the three months ended March 31, 2001 and 2000. Offsetting the realized losses in 2000 were $0.4 million of gains generated by real estate ventures.

Included in net realized investment losses are gains and losses on short positions held on common stock owned by the Company. For the three months ended March 31, 2001 and 2000, the Company realized short position gains (losses) of $1.1 million and $(5.2) million, respectively. There was a like amount of unrealized investment gain or loss on the related long positions which offset the short position gain or loss.

Other income. Other income totaled $2.1 million for the three months ended March 31, 2001 compared to $1.6 million for the three months ended March 31, 2001. The primary reason for this increase is $0.8 million service fee charged to the reinsurer of the payroll-deduction business for administrative services provided by the Company for the three months ended March 31, 2001. The costs of providing these services to the reinsurer are included in other operating expenses.

Policyholder benefits. Policyholder benefits totaled $52.6 million for the three months ended March 31, 2001 compared to $72.4 million for the three months ended March 31, 2000. Excluding the effects of the payroll-deduction business, policyholder benefits decreased $15.8 million. As discussed above, included in policyholder benefits in 2001 is a $12.2 million reduction related to the decline in value of the issued options embedded in the Company's equity-indexed annuity liabilities. The remaining decrease in policyholder benefits was attributable to (i) a $1.6 million decrease in death benefits and (ii) a $1.6 million decrease in other policyholder benefits. The decrease in other policyholder benefits from 2000 to 2001 is primarily associated with the decrease in traditional premiums over this same period.

Amortization expense. Amortization expense totaled $14.7 million for the three months ended March 31, 2001 compared to $17.7 million for the three months ended March 31, 2000. Excluding the effect of the payroll-deduction business, amortization expense decreased $2.1 million during this period. The decrease occurred primarily in closed blocks of universal life and annuity business. A lower level of surrenders during the three months ended March 31, 2001 was the primary reason for the lower amortization expense. This lower amortization expense was partially offset by the lower surrender charge revenue during 2001 as discussed above. Offsetting the decrease in the closed blocks of business was a $0.8 million increase in amortization expense in the asset accumulation business. During 2000, the Company revised its estimate of future gross profits on the asset accumulation business, which had the effect of increasing amortization expense during the three months ended March 31, 2001 as compared to the same period in 2000.

Other operating expenses. Other operating expenses totaled $20.7 million for the three months ended March 31, 2001 compared to $18.2 million for the three months ended March 31, 2000. Included in other operating expenses for the three months ended March 31, 2001 was a $1.0 million increase in the allowance for receivables from agents which the Company has estimated are uncollectible. Other operating expenses for the three months ended March 31, 2000 were lower due to $0.7 million of nonrecurring expense reimbursements received by the Company under servicing agreements.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 2000 to March 31, 2001 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at March 31, 2001 remained consistent with the quality at December 31, 2000. Non-investment grade securities totaled less than 4.0% of the Company's total fixed maturity investments at March 31, 2001. The Company has not made any significant changes to its investment philosophy during 2001.

The Company's net unrealized investment gains decreased $3.0 million during the first three months of 2001. The components of the change during the three months ended March 31, 2001 were as follows (in millions):

Investment securities:
    Fixed maturities available for sale                $  17.9
    Fixed maturities reclassified from
     available for sale to held to maturity               (0.7)
    Equity securities                                    (14.1)
                                                       -------
                                                           3.1

Effect on other balance sheet accounts                    (7.7)
Deferred income taxes                                      1.6
                                                       -------
    Net unrealized investment losses                   $  (3.0)
                                                       =======

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000. During the three months ended March 31, 2001, changes in the interest rate environment did not adversely affect the Company's economic position. These rate changes do not materially affect disclosures included in the Company's December 31, 2000 Form 10-K regarding the Company's exposure to market risk. Additional information about the Company's equity-indexed annuity products and how the associated market risks are managed is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.


PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.

Included among those matters reported in the Form 10-K was a class action settlement in July 2000 in Thibodeau, et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas. As previously reported, a co-defendant, Norman T. Faircloth, filed a cross-claim against several of the other defendants shortly before the settlement was approved by the court. On April 13, 2001, the court granted summary judgment on said cross-claim in favor of the Company, Great Southern and other affiliated defendants. In addition, as previously reported, some members of the class appealed the trial court's approval of the class action settlement. That appeal remains pending.

Also included among the matters reported in the Form 10-K were four purported class action lawsuits against Great Southern that were consolidated in May 1998 for multi-district litigation pretrial proceedings in the U.S. District Court for the Northern District of Texas (In Re Great Southern Life Insurance Company Sales Practice Litigation). These lawsuits allege deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and seek unspecified compensatory, punitive and/or treble damages. On March 14, 2000, the court filed an order certifying a class of all current and former owners of excess interest whole life and/or universal life policies issued from 1982 through 1997. Management is pursuing settlement of this case with plaintiffs. However, any such settlement will require court approval.

On March 13, 2001, a purported class action lawsuit (Ernesto Cortes v. Ohio State Life Insurance Company, 11th Judicial Circuit Court, Dade County, Florida) was filed against the Company's subsidiary, Ohio State Life Insurance Company ("OSL"). The suit alleges that OSL breached its obligations under a term life insurance policy purchased by plaintiff by failing to observe the guaranteed features of the policy. The suit seeks damages in an unspecified amount, prejudgment interest and attorney's fees on behalf of plaintiff and a purported national class of others similarly situated. OSL denies the allegations and intends to defend the action vigorously.

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

2.1(i)* Amendment No. 5 to the Automatic Coinsurance Reinsurance Agreement dated as of April 16, 1997 between Employers Reassurance Corporation and The Ohio State Life Insurance Company.

2.1(j)* Amendment No. 1 to the Escrow Agreement (Ohio  State/Investors  Guaranty
        Business) entered into as of May 2, 1997 between Employers Reassurance Corporation and Great Southern Life Insurance Company.

2.1(k)*  Amendment  No.  3  to  the  Investment   Management   Agreement   (Ohio
         State/Investors Guaranty Business) dated as of April 16, 1997 between Registrant and Employers Reassurance Corporation.

2.1(l)* Stipulation of Termination of the Modified  Coinsurance  Agreement (Ohio
        State Business) dated as of April 16, 1997 between Great Southern Life Insurance Company and Employers Reassurance Corporation.

2.1(m)* Stipulation of Termination of the Modified Coinsurance Agreement
        (Investors Guaranty Business) dated as of April 16, 1997 between Great Southern Life Insurance Company and Employers Reassurance Company.

10.15(c)(2)*  Amendment No. 1 and  Stipulation  of  Termination of the Custodian
              Agreement dated as of January 14, 2000 between Employers Reassurance Corporation, Great Southern Life Insurance Company and State Street Bank and Trust Company.

10.15(e)(2)* Amendment No. 3 to the Investment  Management Agreement between the
             Registrant and Employers Reassurance Corporation dated as of October 2, 1995.

10.16(h)(1)*  Amendment  No.  2 to  the  Automatic  Coinsurance  Universal  Life
              Reinsurance Agreement dated as of December 31, 1995 between Employers Reassurance Corporation and Great Southern Life Insurance Company, as successor in interest to Fremont Life Insurance Company.

10.15(h)(2)*  Stipulation of Termination of the Retrocession  Agreement  between
              Great   Southern  Life   Insurance   Company  and   Employers
              Reassurance Corporation, effective January 1, 1995.

10.16(j)(1)*  Amendment No. 2 to the Automatic  Coinsurance  Annuity
              Reinsurance Agreement dated as of January 1, 1996 between Employers Reassurance Corporation and Great Southern Life Insurance Company, as successor in interest to Fremont Life Insurance Company.

10.16(1)(1)*  Amendment No. 1 to the Custodian Agreement (Fremont Business)
              dated as of January 14, 2000 between Employers Reassurance Corporation, Great Southern Life Insurance Company and State Street Bank and Trust Company.



10.16(m)(1)*  Stipulation  of Termination  of the Modified  Coinsurance  Annuity
              Retrocession Agreement dated as of January 1, 1996 between Great Southern Life Insurance Company and Employers Reassurance Corporation.

10.16(n)(1)*  Stipulation of Termination of the Modified Coinsurance Universal
              Life and Annuity Retrocession Agreement dated as of December 1, 1995 between Great Southern Life Insurance Company and Employers Reassurance Corporation.

10.17* Excess of Loss Reinsurance Agreement, dated October 1, 2000, between Manulife Reinsurance Limited of Hamilton, Bermuda and Americo Financial Life and Annuity Insurance Company.

    *Filed     herewith.
     -------------------------------
    ---------------------------------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             AMERICO LIFE, INC.


             BY:       /s/ Mark K. Fallon
                       ---------------------
             Name:     Mark K. Fallon
             Title:    Senior Vice President and
                       Chief Financial Officer
                       (Principal Financial Officer and
                       Principal Accounting Officer)


Date:  May 14, 2001