Form 10-Q
period 2001-06-30
AMERICO LIFE INC
filed 2001-08-14
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001 or

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
        Class and Title of                      Shares Outstanding
           Capital Stock                       as of August 13, 2001
           -------------                       ---------------------
    Common Stock $1.00 Par Value                      10,000

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                                ----                    ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $744,027 and
       $737,496)                                                              $   731,655             $   742,618
     Available for sale, at market (amortized cost: $1,373,604 and
       $1,050,421)                                                              1,355,083               1,032,937
   Equity securities, at market (cost: $66,765 and $57,920)                       102,893                 104,771
   Investment in equity subsidiaries                                               13,536                  14,259
   Mortgage loans on real estate, net                                             250,883                 268,902
   Investment real estate, net                                                     29,057                  30,398
   Policy loans                                                                   192,197                 194,651
   Other invested assets                                                           46,746                  32,345
                                                                              -----------             -----------
     Total investments                                                          2,722,050               2,420,881

Cash and cash equivalents                                                          43,967                 110,260
Accrued investment income                                                          33,923                  31,730
Amounts receivable from reinsurers                                              1,092,605               1,139,673
Amounts due from affiliates                                                         2,309                       -
Other receivables                                                                 161,578                 101,148
Deferred policy acquisition costs                                                 243,986                 228,679
Cost of business acquired                                                         159,764                 166,458
Other assets                                                                       24,621                  42,325
                                                                              -----------             -----------
     Total assets                                                             $ 4,484,803             $ 4,241,154
                                                                              ===========             ===========

Liabilities and stockholder's equity
Policyholder funds                                                            $ 2,657,448             $ 2,623,747
Reserves for future policy benefits                                               825,078                 819,943
Unearned policy revenues                                                           58,875                  54,599
Policy and contract claims                                                         37,224                  32,612
Other policyholder funds                                                          120,008                 113,496
Notes payable                                                                     102,527                 102,297
Amounts payable to reinsurers                                                      20,792                  39,056
Deferred income taxes                                                              54,220                  56,897
Due to brokers                                                                    300,246                  66,899
Amounts due to affiliates                                                               -                   2,744
Other liabilities                                                                  55,116                  74,202
                                                                              -----------             -----------
     Total liabilities                                                          4,231,534               3,986,492

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                             10                      10
   Additional paid-in capital                                                       3,745                   3,745
   Accumulated other comprehensive income                                          28,610                  35,635
   Retained earnings                                                              220,904                 215,272
                                                                              -----------             -----------
     Total stockholder's equity                                                   253,269                 254,662
                                                                              -----------             -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                               $ 4,484,803             $ 4,241,154
                                                                              ===========             ===========

                 See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                            Three Months                        Six Months
                                                           Ended June 30,                     Ended June 30,
                                                        2001            2000                2001           2000
                                                        ----            ----                ----           ----
Income
Premiums and policy revenues                        $      50,954  $      55,816       $     104,357   $     111,978
Net investment income                                      56,269         55,464              99,560         113,120
Net realized investment gains (losses)                       (881)           386              (4,215)         (4,867)
Other income                                                2,100          3,490               4,220           5,107
                                                    -------------  -------------       -------------   -------------
   Total income                                           108,442        115,156             203,922         225,338

Benefits and Expenses
Policyholder benefits:
   Death benefits                                          28,792         27,500              57,443          57,754
   Interest credited on policyholder funds                 27,860         28,985              55,645          56,470
   Other policyholder benefits                              8,914         15,205               7,986          30,287
   Change in reserves for future policy benefits           (2,081)        (5,272)             (4,977)         (9,731)
Commissions                                                 2,902          2,497               5,154           5,327
Amortization expense                                       13,829         17,043              28,533          33,845
Interest expense                                            2,403          2,541               4,805           5,246
Other operating expenses                                   19,883         18,999              40,634          36,363
                                                    -------------  -------------       -------------   -------------

   Total benefits and expenses                            102,502        107,498             195,223         215,561
                                                    -------------  -------------       -------------   -------------

   Income before provision for income taxes and
     cumulative effect of a change in accounting
     principle                                              5,940          7,658               8,699           9,777

Provision for income taxes                                  1,981          2,720               2,899           3,376
                                                    -------------  -------------       -------------   -------------

   Income before cumulative effect of a change in
     accounting principle                                   3,959          4,938               5,800           6,401

Cumulative effect of a change in accounting
   principle                                                    -              -                 832               -
                                                    -------------  -------------       -------------   -------------

     Net income                                     $       3,959  $       4,938       $       6,632   $       6,401
                                                    =============  =============       =============   =============

Net income per common share:
   Income before cumulative effect of a change in
     accounting principle                           $     395.90   $     493.80        $     580.00    $     640.10
   Cumulative effect of a change in accounting
     principle                                                 -              -               83.20               -
                                                    ------------   ------------        ------------    ------------
     Net income                                     $     395.90   $     493.80        $     663.20    $     640.10
                                                    ============   ============        ============    ============

                 See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                            Six Months
                                                                                           Ended June 30,
                                                                                           --------------
                                                                                   2001                     2000
                                                                                   ----                     ----

Cash flows from operating activities
Net income                                                                     $     6,632              $     6,401
                                                                                ----------               ----------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                    31,186                   35,551
   Deferred policy acquisition costs                                               (32,401)                 (41,720)
   Undistributed earnings of equity subsidiaries                                       769                     (173)
   Amortization of unrealized gains                                                 (1,425)                  (3,992)
   (Increase) decrease in assets:
     Accrued investment income                                                      (2,193)                     971
     Amounts receivable from reinsurers                                             47,046                   52,084
     Other receivables                                                               3,356                     (104)
     Other assets, net of amortization expense                                      (3,297)                    (812)
   Increase (decrease) in liabilities:
     Policyholder funds                                                            (38,588)                 (42,343)
     Reserves for future policy benefits and unearned policy revenues                9,132                   (3,121)
     Policy and contract claims                                                      4,612                   (3,770)
     Other policyholder funds                                                        6,512                       87
     Amounts payable to reinsurers                                                 (18,264)                 (21,366)
     Provision for deferred income taxes                                               629                    4,923
     Federal income taxes payable                                                     (122)                      41
     Change in affiliated balances                                                  (5,053)                   6,933
     Other liabilities                                                             (16,929)                   7,545
     Change in trading securities                                                   (5,357)                       -
   Net realized losses on investments sold                                           4,215                    4,867
   Amortization on bonds and mortgage loans                                          1,119                    1,198
   Other changes                                                                     2,852                   (1,556)
                                                                               -----------              -----------

     Total adjustments                                                             (12,201)                  (4,757)
                                                                               -----------              -----------

Net cash provided (used) by operating activities                                    (5,569)                   1,644
                                                                               -----------              -----------

                 See notes to consolidated financial statements

                                                       (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                         Six Months
                                                                                       Ended June 30,
                                                                                2001                    2000
Cash flows from investing activities
   Purchases of fixed maturity investments                                    $  (936,968)            $  (473,852)
   Purchases of equity securities                                                 (34,629)               (113,806)
   Purchases of other investments                                                 (17,891)                 (2,386)
   Mortgage loans originated                                                       (9,029)                 (6,531)
   Maturities or redemptions of fixed maturity investments                          6,508                  81,082
   Sales of fixed maturity available for sale investments                         631,231                 335,298
   Sales of fixed maturity held to maturity investments                                 -                  54,576
   Sales of equity securities                                                      22,978                 101,113
   Sales of other investments                                                       1,520                   1,118
   Transfer of cash on disposition of block of insurance business                       -                (100,001)
   Repayments from mortgage loans                                                  10,206                   8,459
   Change in due to brokers                                                       171,553                 (20,515)
   Change in policy loans                                                           2,454                   3,334
                                                                              -----------             -----------
     Net cash used by investing activities                                       (152,067)               (132,111)
                                                                              -----------             -----------

Cash flows from financing activities
   Receipts credited to policyholder funds                                        213,202                 244,269
   Return of policyholder funds                                                  (120,513)               (184,769)
   Repayments of notes payable                                                       (346)                 (8,500)
   Dividends paid                                                                  (1,000)                 (1,000)
                                                                              -----------             -----------
     Net cash provided by financing activities                                     91,343                  50,000
                                                                              -----------             -----------

Net decrease in cash and cash equivalents                                         (66,293)                (80,467)
                                                                              -----------             -----------

Cash and cash equivalents at beginning of period                                  110,260                 122,788
                                                                              -----------             -----------

Cash and cash equivalents at end of period                                    $    43,967             $    42,321
                                                                              ===========             ===========

                 See notes to consolidated financial statements

                      AMERICO LIFE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2001 and 2000
              (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 2000 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 2000 consolidated financial statements, except for the accounting change associated with the adoption of SFAS No. 133 described below. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the expected results for the full year 2001, nor the results experienced for the year 2000.

Recently issued accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141)"Business Combinations" and No. 142 (SFAS No. 142) "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes previously issued guidance on accounting for business combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill.

SFAS No. 142 supersedes the current accounting guidance for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For all other goodwill and intangible assets, the amortization provisions are effective upon adoption of SFAS No. 142. The impairment provisions of SFAS No. 142 are effective upon adoption of the statement. Adoption of SFAS No. 142 is required as of the beginning of fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS No. 142 will have a significant effect on its consolidated financial position or results of operations.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting  Standards ("SFAS')
No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", on
January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $832 in earnings to record all of its derivatives on the balance sheet at fair value.

Accounting for Derivatives

The Company's equity-indexed annuity (EIA) products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in an external index over a two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretion to change the participation rate at the beginning of each index period, subject to contractually-guaranteed minimums. The Company accounts for the option issued to the policyholder for the current index period and for all forward-starting periods as embedded derivatives as defined by SFAS No. 133. The Company records the change in the value of the embedded derivatives in current earnings as a component of other policyholder benefits. The host contract accretes interest to a maturity value over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

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

At June 30, 2001, the total liability for EIA products, included in policyholder funds on the consolidated balance sheet, was $309,127. The change in fair value of the derivative assets and derivative liabilities for the three months ended June 30, 2001 were decreases of $893 and $2,128, respectively. The change in fair value of the derivative assets and derivative liabilities for the six months ended June 30, 2001 were decreases of $12,737 and $14,406 respectively.

Reclassifications

Previously reported amounts for the prior year have in some instances been reclassified to conform to the current year presentation.

2.       DEFERRED POLICY ACQUISITION COSTS AND COST OF BUSINESS ACQUIRED

During the three months ended June 30, 2001, the Company revised its estimates of the future gross profits on certain of its universal life-type and annuity products. The revisions primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. Certain of these revisions resulted from the anticipated impact of settling litigation in which the Company is the defendant. As a result of these changes in estimates, the Company recorded retrospective adjustments during the three months ended June 30, 2001 which decreased the deferred policy acquisition cost asset by $3,630 and increased the cost of business acquired asset by $8,130 as of June 30, 2001. The net effect of these adjustments was to decrease amortization expense for the three months ended June 30, 2001 by $4,500.

3.       GOODWILL

The Company recorded goodwill in connection with the 1998 acquisition of the 50% of College Insurance Group, Inc. which it did not previously own and the related acquisition of the stock or assets of certain marketing companies owned by an individual. These acquired entities are involved in the sale of tax-qualified life and annuity products to employees of public school districts. One of the acquired entities also provided administration for retirement and cafeteria plans to school districts and other clients. During the three months ended June 30, 2001, several events occurred which resulted in a determination by the Company that a portion of the goodwill related to these entities had become impaired. Among these events is the anticipated settlement of litigation in which the Company is a defendant. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4,696 as of June 30, 2001. The reduction in the goodwill asset is reflected in amortization expense in the consolidated statement of income.

4.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                    2001              2000             2001              2000
                                                    ----              ----             ----              ----

Net income                                        $   3,959         $   4,938         $   6,632        $   6,401
Other comprehensive loss                             (4,016)           (2,102)           (7,025)              (5)
                                                  ---------         ---------         ---------        ---------
Comprehensive income (loss)                       $     (57)        $   2,836         $    (393)       $   6,396
                                                  ==========        =========         ==========       =========



Following are the components of net unrealized investment gains (losses) which comprise accumulated other comprehensive income:

                                                                                                     Six Months
                                                        June 30,             December 31,              Ended
                                                          2001                   2000              June 30, 2001
                                                          ----                   ----              -------------
Investment securities:
    Fixed maturities available for sale                $  (20,836)            $  (19,347)            $   (1,489)
    Fixed maturities reclassified from
     available for sale to held to maturity                25,286                 26,712                 (1,426)
    Equity securities                                      37,482                 46,752                 (9,270)
                                                       ----------             ----------             ----------
                                                           41,932                 54,117                (12,185)

Effect on other balance sheet accounts                        868                   (509)                 1,377
Deferred income taxes                                     (14,190)               (17,973)                 3,783
                                                       ----------             ----------             ----------
    Net unrealized investment gains                    $   28,610             $   35,635             $   (7,025)
                                                       ==========             ==========             ===========

During both the six months ended June 30, 2001 and 2000, the Company paid dividends to Financial Holding Corporation ("FHC") totaling $1,000.

5.       COMMITMENTS AND CONTINGENCIES

Great Southern Life Insurance Company ("Great Southern") is a defendant in a certified class action (In re Great Southern Life Insurance Company Sales Practice Litigation, U.S. District Court for the Northern District of Texas) in which it is pursuing settlement with plaintiffs. Such settlement will require final court approval. Great Southern and two other subsidiaries, Americo Financial Life and Annuity Insurance Company (formerly The College Life Insurance Company of America) ("Americo Financial") and Ohio State Life Insurance Company, also are defendants in lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. The Company and certain subsidiaries, including Americo Financial, also are defendants in a purported class action asserting claims in connection with the marketing and administration of deferred annuity and life insurance products sold to schoolteachers and others.

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

6.       SEGMENT INFORMATION

The table below presents information about the reported revenues and income before provision for income taxes for the Company's reportable segments as defined in the Company's December 31, 2000 Form 10-K. Asset information by segment is not reported, since the Company does not produce such information internally.

                                               Asset
                                            Accumulation        Non-Life
                        Life Insurance        Products          Insurance          Reconciling        Consolidated
                          Operations         Operations        Investments            Items              Totals
                          ----------        ------------       -----------         ------------       --------------

                                                           Six months ended June 30,
                      ------------------------------------------------------------------------------------------------

                        2001      2000     2001      2000      2001     2000      2001      2000     2001      2000
                        ----      ----     ----      ----      ----     ----      ----      ----     ----      ----

Revenues              $183,298  $186,836   $31,100  $27,660    $1,970    $2,236 $(12,446)    $8,606 $203,922 $225,338
Income (loss)
  before income         33,432    23,408    (2,636)   4,353       603       463  (22,700)   (18,447)   8,699    9,777
  taxes

                                                         Three months ended June 30,
                      ------------------------------------------------------------------------------------------------

                        2001      2000     2001      2000      2001     2000      2001      2000     2001      2000
                        ----      ----     ----      ----      ----     ----      ----      ----     ----      ----

Revenues               $91,205   $93,232   $16,018  $14,153      $922      $703     $297    $7,068  $108,442 $115,156
Income (loss)
  before income         20,633    12,830    (3,284)   2,741       222       219  (11,631)   (8,132)    5,940    7,658
  taxes

Significant reconciling items shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).


7.       STATUTORY SURPLUS

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


8.       RELATED PARTIES

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

Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting  Standards ("SFAS')
No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", on
January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $0.8 million in earnings to record all of its derivatives on the balance sheet at fair value.

Accounting for Derivatives

The Company's equity-indexed annuity (EIA) products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in an external index over a two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretion to change the participation rate at the beginning of each index period, subject to contractually-guaranteed minimums. The Company accounts for the option issued to the policyholder for the current index period and for forward-starting periods as embedded derivatives as defined by SFAS No. 133. The Company records the changes in the values of the embedded derivatives in current earnings as a component of policyholder benefits. The host contract accretes interest to a maturity value over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

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

The adoption of SFAS No. 133 during the first quarter of 2001 has a significant impact on the comparability of income statement components versus 2000. The impact on individual income statement components is addressed in the discussion of the results for the six and three month periods ended June 30, 2001 below.

SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", is summarized as follows (in millions):

                                           Life Insurance             Asset Accumulation               Non-Life
                                             Operations              Products Operations        Insurance Investments
                                       ------------------------    -----------------------     -----------------------

                                                                  Six months ended June 30,
                                       --------------------------------------------------------------------------------

                                          2001        2000            2001        2000            2001        2000
                                          ----        ----            ----        ----            ----        ----

Revenues                                 $183.3      $186.8           $31.1       $27.7            $2.0        $2.2
Income before income taxes                 33.4        23.4            (2.6)        4.4             0.6         0.5


                                                                 Three months ended June 30,
                                       --------------------------------------------------------------------------------

                                          2001        2000            2001        2000            2001        2000
                                          ----        ----            ----        ----            ----        ----

Revenues                                  $91.2       $93.2           $16.0       $14.2            $0.9        $0.7
Income before income taxes                 20.6        12.8            (3.3)        2.7             0.2         0.2


Life insurance operations. Income before income taxes for the six months ended June 30, 2001 was $33.4 compared to $23.4 million for the six months ended June 30, 2000. This increase in profits is primarily due to lower amortization expense in 2001 on the universal life-type policies. The Company's closed blocks of business experienced lower levels of surrenders during six months ended June 30, 2001. The lower surrenders resulted in decreased surrender charge income, which was offset by lower amortization expense.

Income before income taxes for the three months ended June 30, 2001 was $20.6 compared to $12.8 million for the three months ended June 30, 2000. This increase in profits is due to lower amortization expense as seen in the six months ended June 30, 2001, partially offset by a $4.3 million increase in death benefits.

Asset accumulation products operations. Income before income taxes for the six months ended June 30, 2001 was a loss of $2.6 million compared to income of $4.4 million for the six months ended June 30, 2000. This $7.0 million decrease in profits was due primarily to an increase in amortization expense in 2001 on universal life-type and annuity policies.

Income before income taxes for the three months ended June 30, 2001 was a loss of $3.3 million compared to income of $2.7 million for the three months ended June 30, 2000. This decrease in profits is due to higher amortization expense as seen in the six months ended June 30, 2001.

Non-life insurance investments. Income before income taxes for the six and three month periods ended June 30, 2001 was comparable to the same periods in 2000. No significant changes have taken place with respect to the Company's non-life investments since 2000.

Reconciling items. Significant reconciling items of the segment revenues and income before income taxes shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

Income before income taxes related to reconciling items for the six months ended June 30, 2001 decreased $4.3 million from the same period in 2000 due to (i) a $4.6 million write down of goodwill associated with certain marketing subsidiaries of the Company, partially offset by (ii) a $0.6 million decrease in realized investment losses in 2001 compared to 2000.

Income before income taxes related to reconciling items for the three months ended June 30, 2001 decreased $3.5 million from the same period in 2000 primarily due to a $4.6 million write down of goodwill associated with certain marketing subsidiaries of the Company.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Income before income taxes and cumulative effect of a change in accounting principle for the six months ended June 30, 2001 was $8.7 million compared to $9.8 million for the six months ended June 30, 2000. Excluding the effects of net realized investment gains and losses, income before income taxes decreased $1.7 million for this same period from $14.6 million to $12.9 million. The primary reasons for the decrease in profits in 2001 compared to 2000 were (i) lower investment income from the amortization of unrealized gains, (ii) a decrease in surrender charge income on closed blocks of universal life and annuity business and (iii) an increase in other operating expenses. These decreases in profits were partially offset by (i) a net gain from the changes in market values of owned options versus issued options and (ii) a net decrease in amortization expense.

Premiums and policy revenues. Premiums and policy revenues totaled $104.4 million for the six months ended June 30, 2001 compared to $112.0 million for the six months ended June 30, 2000. Premiums from traditional life insurance business decreased $3.6 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. A decrease in premiums from the Company's inforce traditional life insurance business was partially offset by a $3.4 million increase in preneed premiums. Policy revenues from interest-sensitive life and annuity products decreased $4.0 million from 2000 to 2001. This decrease was primarily due to lower surrender charge revenue in 2001 as a result of lower surrenders in closed blocks of annuities and the asset accumulation business.

Net investment income. Net investment income totaled $99.6 million for the six months ended June 30, 2001 compared to $113.1 million for the six months ended June 30, 2000. Part of this reduction in net investment income in 2001 was due to an $12.7 million decrease in fair value of call options and futures contracts owned by the Company. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities. Net investment income is also lower in 2001 than 2000 due to a $2.6 million decrease in the recognition of bond investment income generated by the amortization of unrealized gains on held to maturity bonds previously transferred from an available for sale classification.

Net realized investment losses. Net realized investment losses totaled $4.2 million for the six months ended June 30, 2001 compared to net realized investment losses of $4.9 million for the six months ended June 30, 2000. During the six months ended June 30, 2001 and 2000, the Company realized losses on common stocks of $0.9 million and $4.3 million, respectively. The Company also recorded losses on fixed maturity investments of $3.2 million and $0.4 million, respectively, during the six months ended June 30, 2001 and 2000.

Included in net realized investment losses are gains and losses on short positions held on common stock owned by the Company. For the six months ended June 30, 2001 and 2000, the Company realized short position gains (losses) of $1.0 million and $(3.4) million, respectively. There was a like amount of unrealized investment gain or loss on the related long positions that offset the short position gain or loss.

Other income. Other income totaled $4.2 million for the six months ended June 30, 2001 compared to $5.1 million for the six months ended June 30, 2000. The primary reason for this decrease is a decrease in servicing revenue on blocks of business which have been permanently coinsured to other insurance companies.

Policyholder benefits. Policyholder benefits totaled $116.1 million for the six months ended June 30, 2001 compared to $134.8 million for the six months ended June 30, 2000. As discussed above, included in policyholder benefits in 2001 is a $14.4 million reduction related to the decline in value of the issued options embedded in the Company's equity-indexed annuity liabilities. The remaining decrease in policyholder benefits was attributable to a decrease in other policyholder benefits associated with the decrease in traditional premiums over this same period.

Amortization expense. Amortization expense totaled $28.5 million for the six months ended June 30, 2001 compared to $33.8 million for the six months ended June 30, 2000. The decrease resulted from (i) a revision of estimated future gross profits on blocks of universal life and annuity business and (ii) lower amortization expense in closed blocks of universal life and annuity business, partially offset by (iii) a write down of goodwill.

During the three months ended June 30, 2001, the Company revised its estimates of the future gross profits on certain of its universal life-type and annuity products. The revisions primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. Certain of these revisions resulted from the anticipated impact of settling litigation in which the Company is the defendant. As a result of these changes in estimates, the Company recorded retrospective adjustments during the three months ended June 30, 2001 which decreased the deferred policy acquisition cost asset by $3,630 and increased the cost of business acquired asset by $8,130 as of June 30, 2001. The net effect of these adjustments was to decrease amortization expense for the three months ended June 30, 2001 by $4,500.

The Company recorded goodwill in connection with the 1998 acquisition of the 50% of College Insurance Group, Inc. which it did not previously own and the related acquisition of the stock or assets of certain marketing companies owned by an individual. These acquired entities are involved in the sale of tax-qualified life and annuity products to employees of public school districts. One of the acquired entities also provided administration for retirement and cafeteria plans to school districts and other clients. During the three months ended June 30, 2001, several events occurred which resulted in a determination by the Company that a portion of the goodwill related to these entities had become impaired. Among these events is the anticipated settlement of litigation in which the Company is a defendant. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4,696 as of June 30, 2001. This write down increased amortization expense for the six months ended June 30, 2001.

The Company's closed blocks of universal life and annuity business experienced significantly lower levels of withdrawals during the six months ended June 30, 2001 than for the same period in 2000. The decrease of $4.9 million in amortization expense was partially offset by the lower surrender charge revenue during 2001 as discussed above.

Other operating expenses. Other operating expenses totaled $40.6 million for the six months ended June 30, 2001 compared to $36.4 million for the six months ended June 30, 2000. Included in other operating expenses for the six months ended June 30, 2001 was a $1.0 million increase in the allowance for receivables from agents which the Company has estimated are uncollectible and $0.5 million related to the costs of mailing notices to policyholders to comply with recently-issued federal regulations. Other operating expenses for the six months ended June 30, 2000 were lower due to $0.7 million of nonrecurring expense reimbursements received by the Company under servicing agreements.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Income before income taxes for the three months ended June 30, 2001 was $5.9 million compared to $7.7 million for the three months ended June 30, 2000. Excluding the effects of net realized investment gains and losses, income before income taxes decreased $0.5 million for this same period from $7.3 million to $6.8 million. The primary reasons for the decrease in profit from 2000 to 2001 were (i) higher death benefits during the three months ended June 30, 2001 and
(ii) a decrease in surrender charge income on closed blocks of universal life and annuity business and (iii) an increase in other operating expenses. These decreases in profits were partially offset by (i) a net gain from the changes in market values of owned versus issued options and (ii) a net decrease in amortization expense.

Premiums and policy revenues. Premiums and policy revenues totaled $51.0 million for the three months ended June 30, 2001 compared to $55.8 million for the three months ended June 30, 2000. Premiums from traditional life insurance business decreased $2.2 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. A decrease in premiums from the Company's in force traditional life insurance business was partially offset by a $1.8 million increase in preneed premiums. Policy revenues from interest-sensitive life and annuity products decreased $2.6 million from 2000 to 2001. This decrease was primarily due to lower surrender charge revenue in 2001 as a result of lower surrenders in closed blocks of annuities and the asset accumulation business.

Net investment income. Net investment income totaled $56.3 million for the three months ended June 30, 2001 compared to $55.5 million for the three months ended June 30, 2000. The higher net investment income for the three months ended June 30, 2001 was primarily attributable to the increase in invested assets in 2001 compared to 2000. The increase in net investment income for the three months ended June 30, 2001 was partially offset by an $0.8 million decrease in fair value of call options and futures contracts owned by the Company. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities. Net investment income also decreased from 2001 to 2000 due to a $1.3 million decrease in the recognition of bond investment income generated by the amortization of unrealized gains on held to maturity bonds previously transferred from an available for sale classification.

Net realized investment gains (losses). Net realized investment losses totaled $0.9 million for the three months ended June 30, 2001 compared to net realized investment gains of $0.4 million for the three months ended June 30, 2000. During the three months ended June 30, 2001 and 2000, the Company realized gains (losses) on fixed maturity investments of $(2.0) million and $1.4 million, respectively. The Company also recorded gains (losses) on common stocks of $1.0 million and $(0.5) million, respectively, during the three months ended June 30, 2001 and 2000.

Included in net realized investment gains (losses) are gains and losses on short positions held on common stock owned by the Company. For the three months ended June 30, 2001 and 2000, the Company realized short position losses of $0.1 million and $0.7 million, respectively. There was a like amount of unrealized investment gain or loss on the related long positions that offset the short position gain or loss.

Policyholder benefits. Policyholder benefits totaled $63.5 million for the three months ended June 30, 2001 compared to $66.4 million for the three months ended June 30, 2000. As discussed above, included in policyholder benefits for the three months ended June 30, 2001 is a $2.1 million reduction related to the decline in value of the issued options embedded in the Company's equity-indexed annuity liabilities. Policyholder benefits were also lower in 2001 compared to 2000 as a result of lower premiums from the Company's in force traditional life insurance business. These decreases in policyholder benefits were partially offset by a $1.3 million increase in death benefits for the three months ended June 30, 2001.

Amortization expense. Amortization expense totaled $13.8 million for the three months ended June 30, 2001 compared to $17.0 million for the three months ended June 30, 2000. The reasons for the decrease in amortization expense between the three month periods are the same as those which cause the decrease in amortization expense in the six month periods that were described above.

Other operating expenses. Other operating expenses totaled $19.9 million for the three months ended June 30, 2001 compared to $19.0 million for the three months ended June 30, 2000. Included in other operating expenses for the three months ended June 30, 2001 was $0.5 million related to the costs of mailing notices to policyholders to comply with recently issued federal regulations.

FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 2000 to June 30, 2001 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at June 30, 2001 remained consistent with the quality at December 31, 2000. Non-investment grade securities were approximately 4% of the Company's total fixed maturity investments at June 30, 2001. The Company has not made any significant changes to its investment philosophy during 2001.

The Company's net unrealized investment gains decreased $7.0 million from December 31, 2000 to June 30, 2001. The components of the change during the six months ended June 30, 2001 were (in millions):

Investment securities:
    Fixed maturities available for sale                      $   (1.5)
    Fixed maturities  reclassified  from available               (1.4)
      for sale to held to maturity
    Equity securities                                            (9.3)
                                                             ---------
                                                                (12.2)
Effect on insurance assets and liabilities                        1.4
Deferred income tax effect                                        3.8
                                                             --------
    Net unrealized investment losses                         $   (7.0)
                                                             =========

Recently issued accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141)"Business Combinations" and No. 142 (SFAS No. 142) "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes previously issued guidance on accounting for business combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill.

SFAS No. 142 supersedes the current accounting guidance for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For all other goodwill and intangible assets, the amortization provisions are effective upon adoption of SFAS No. 142. The impairment provisions of SFAS No. 142 are effective upon adoption of the statement. Adoption of SFAS No. 142 is required as of the beginning of fiscal years beginning after December 15, 2001.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000. During the six months ended June 30, 2001, changes in the interest rate environment did not adversely affect the Company's economic position. These rate changes do not materially affect disclosures included in the Company's December 31, 2000 Form 10-K regarding the Company's exposure to market risk. Additional information about the Company's equity-indexed annuity products and how the associated market risks are managed is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Report for the three months ended March 31, 2001 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.



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



--------------------------------------------------------------------------------



(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended June 30, 2001.

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


Date:  August 13, 2001