Form 10-Q
period 2001-09-30
AMERICO LIFE INC
filed 2001-11-14
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                    QUARTERLY REPORT PURSUANT TO SECTION
             13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001 or

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

                  Yes X                            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Class and Title of                             Shares Outstanding
      Capital Stock                              as of November 12, 2001
      -------------                              -----------------------
   Common Stock $1.00 Par Value                         10,000

                      AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                            September 30,           December 31,
                                                                                2001                    2000
                                                                                ----                    ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $738,623 and
       $737,496)                                                              $   711,413             $   742,618
     Available for sale, at market (amortized cost: $1,349,419 and
       $1,050,421)                                                              1,380,798               1,032,937
   Equity securities, at market (cost: $61,722 and $57,920)                        80,889                 104,771
   Investment in equity subsidiaries                                               13,683                  14,259
   Mortgage loans on real estate, net                                             251,877                 268,902
   Investment real estate, net                                                     29,045                  30,398
   Policy loans                                                                   191,548                 194,651
   Other invested assets                                                           44,746                  32,345
                                                                              -----------             -----------
     Total investments                                                          2,703,999               2,420,881

Cash and cash equivalents                                                          60,480                 110,260
Accrued investment income                                                          35,054                  31,730
Amounts receivable from reinsurers                                              1,087,246               1,139,673
Other receivables                                                                 113,993                 101,148
Deferred policy acquisition costs                                                 232,195                 228,679
Cost of business acquired                                                         141,529                 166,458
Other assets                                                                       24,095                  42,325
                                                                              -----------             -----------
     Total assets                                                             $ 4,398,591             $ 4,241,154
                                                                              ===========             ===========

Liabilities and stockholder's equity
Policyholder funds                                                            $ 2,672,402             $ 2,623,747
Reserves for future policy benefits                                               829,700                 819,943
Unearned policy revenues                                                           49,658                  54,599
Policy and contract claims                                                         32,411                  32,612
Other policyholder funds                                                          126,724                 113,496
Notes payable                                                                     102,564                 102,297
Amounts payable to reinsurers                                                      27,354                  39,056
Deferred income taxes                                                              58,142                  56,897
Due to brokers                                                                    173,968                  66,899
Amounts due to affiliates                                                           3,216                   2,744
Other liabilities                                                                  62,918                  74,202
                                                                              -----------             -----------
     Total liabilities                                                          4,139,057               3,986,492

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                             10                      10
   Additional paid-in capital                                                       3,745                   3,745
   Accumulated other comprehensive income                                          34,042                  35,635
   Retained earnings                                                              221,737                 215,272
                                                                              -----------             -----------
     Total stockholder's equity                                                   259,534                 254,662
                                                                              -----------             -----------

Commitments and contingencies

     Total liabilities and stockholder's equity                               $ 4,398,591             $ 4,241,154
                                                                              ===========             ===========

                See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                            Three Months                        Nine Months
                                                         Ended September 30,                Ended September 30,
                                                        2001            2000                2001           2000
                                                        ----            ----                ----           ----
Income
Premiums and policy revenues                        $    50,611    $    56,881         $   154,968     $   168,858
Net investment income                                    47,505         54,507             147,065         167,627
Net realized investment losses                             (721)        (1,095)             (4,936)         (5,961)
Other income                                              1,762          2,872               5,982           7,979
                                                    -----------    -----------         -----------     -----------
   Total income                                          99,157       113,165              303,079         338,503

Benefits and Expenses
Policyholder benefits:
   Death benefits                                        30,913         23,896              88,356          81,649
   Interest credited on policyholder funds               27,992         29,366              83,637          85,837
   Other policyholder benefits                            1,087         13,660               9,074          43,947
   Change in reserves for future policy benefits            919         (4,241)             (4,058)        (13,972)
Commissions                                                 951            862               6,106           4,651
Amortization expense                                     13,739         18,888              42,272          52,733
Interest expense                                          2,411          2,425               7,216           7,671
Other operating expenses                                 19,191         22,489              59,823          60,390
                                                    -----------    -----------         -----------     -----------

   Total benefits and expenses                           97,203        107,345             292,426         322,906
                                                    -----------    -----------         -----------     -----------

   Income before provision for income taxes and
     cumulative effect of a change in accounting
     principle                                            1,954          5,820              10,653          15,597

Provision for income taxes                                  621          1,818               3,520           5,194
                                                    -----------    -----------         -----------     -----------

   Income before cumulative effect of a change in
     accounting principle                                 1,333          4,002               7,133          10,403

Cumulative effect of a change in accounting
   principle                                                  -              -                 832               -
                                                    -----------    -----------         -----------     -----------

     Net income                                     $     1,333    $     4,002         $     7,965     $    10,403
                                                    ===========    ===========         ===========     ===========

Net income per common share:
   Income before cumulative effect of a change in
     accounting principle                           $   133.30     $   400.20          $   713.30      $ 1,040.30
   Cumulative effect of a change in accounting
     principle                                               -              -               83.20               -
                                                    ----------    -----------         -----------     -----------
     Net income                                     $   133.30     $   400.20          $   796.50      $ 1,040.30
                                                    ==========     ==========          ==========      ==========

                          See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                      -------------------
                                                                                  2001                    2000
                                                                                  ----                    ----

Cash flows from operating activities
Net income                                                                     $   7,965                $  10,403
                                                                               ---------                 --------

Adjustments to reconcile net income to net cash provided by (used by) operating activities:
   Depreciation and amortization                                                  45,901                   55,507
   Deferred policy acquisition costs                                             (48,337)                 (60,357)
   Undistributed earnings of equity subsidiaries                                     532                     (338)
   Amortization of unrealized gains                                               (3,072)                  (4,728)
   (Increase) decrease in assets:
     Accrued investment income                                                    (3,324)                    (958)
     Amounts receivable from reinsurers                                           52,536                   89,184
     Other receivables                                                             1,015                      274
     Other assets, net of amortization expense                                    (3,674)                  (1,845)
   Increase (decrease) in liabilities:
     Policyholder funds                                                          (66,785)                 (55,939)
     Reserves for future policy benefits and unearned policy revenues             15,684                   (4,174)
     Policy and contract claims                                                     (201)                  (1,788)
     Other policyholder funds                                                     13,228                   (6,417)
     Amounts payable to reinsurers                                               (11,702)                 (15,729)
     Provision for deferred income taxes                                           1,614                    6,167
     Federal income taxes payable                                                    (73)                      76
     Affiliate balances                                                              472                   (7,674)
     Other liabilities                                                            (9,178)                   5,654
     Change in trading securities                                                    398                        -
   Net realized losses on investments sold                                         4,936                    5,961
   Amortization on bonds and mortgage loans                                        1,261                    2,029
   Other changes                                                                  (1,551)                  (2,816)
                                                                               ---------                ---------

     Total adjustments                                                           (10,320)                   2,089
                                                                               ---------                ---------

Net cash provided by (used by) operating activities                               (2,355)                  12,492

                                                                               ---------                ---------



                                                          (Continued)

                      See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                     -------------------
                                                                                2001                    2000
                                                                                ----                    ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                    $(1,306,392)            $  (980,855)
   Purchases of equity securities                                                 (35,879)               (181,203)
   Purchases of other investments                                                 (16,815)                 (6,982)
   Mortgage loans originated                                                      (15,789)                (25,688)
   Maturities or redemptions of fixed maturity investments                         29,624                  94,103
   Sales of fixed maturity available for sale investments                       1,022,849                 786,929
   Sales of fixed maturity held to maturity investments                                 -                  54,576
   Sales of equity securities                                                      30,185                 149,624
   Sales of other investments                                                       1,878                   1,526
   Transfer of cash on disposition of block of insurance business                       -                (100,001)
   Repayments from mortgage loans                                                  15,995                  11,162
   Change in due to brokers                                                        89,838                  18,215
   Change in policy loans                                                           3,103                   2,900
                                                                              -----------             -----------
     Net cash used by investing activities                                       (181,403)               (175,694)
                                                                              -----------             -----------

Cash flows from financing activities
   Receipts credited to policyholder funds                                        308,094                 354,436
   Return of policyholder account funds                                          (172,254)               (265,718)
   Repayments of notes payable                                                       (362)                 (8,500)
   Dividends paid                                                                  (1,500)                 (1,500)
                                                                              -----------             -----------
     Net cash provided by financing activities                                    133,978                  78,718
                                                                              -----------             -----------

Net decrease in cash and cash equivalents                                         (49,780)                (84,484)
                                                                              -----------             -----------

Cash and cash equivalents at beginning of period                                  110,260                 122,788
                                                                              -----------             -----------

Cash and cash equivalents at end of period                                    $    60,480             $    38,304
                                                                              ===========             ===========

                      See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2001 and 2000 (In thousands, except per share amounts - unaudited)

The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 2000 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

The unaudited consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 reflect all adjustments, consisting of normal recurring adjustments, that are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 2000 consolidated financial statements, except for the accounting change associated with the adoption of SFAS No. 133 described below. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the expected results for the full year 2001, nor the results experienced for the year 2000.

Recently issued accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes previously issued guidance on accounting for business combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill.

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

The FASB has also recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, adoption of SFAS No. 143 should have no effect on the Company's financial statements.

SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 (APB No. 30) "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations" operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of SFAS No. 133

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $832 in earnings to record all of its derivatives on the balance sheet at fair value.

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

At September 30, 2001, the total liability for EIA products, included in policyholder funds on the consolidated balance sheet, was $322,644. The change in fair value of the derivative assets and derivative liabilities for the three months ended September 30, 2001 were decreases of $8,471 and $9,777, respectively. The change in fair value of the derivative assets and derivative liabilities for the nine months ended September 30, 2001 were decreases of $21,208 and $24,183, respectively.

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


4.       STOCKHOLDER'S EQUITY

Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                    2001              2000             2001              2000
                                                    ----              ----             ----              ----

Net income                                        $   1,333         $   4,002         $   7,965        $  10,403
Other comprehensive income (loss)                     5,432            18,836            (1,593)          18,831
                                                  ---------         ---------         ---------        ---------
Comprehensive income                              $   6,765         $  22,838         $   6,372        $  29,234
                                                  =========         =========         =========        =========


Following are the components of net unrealized investment gains (losses) which comprise accumulated other comprehensive income

                                                                                                    Nine Months
                                                      September 30,          December 31,              Ended
                                                          2001                   2000            September 30, 2001
                                                          ----                   ----            ------------------
Investment securities:
    Fixed maturities available for sale                $   29,065             $  (19,347)            $   48,412
    Fixed maturities reclassified from
     available for sale to held to maturity                23,640                 26,712                 (3,072)
    Equity securities                                      19,167                 46,752                (27,585)
                                                       ----------             ----------             ----------
                                                           71,872                 54,117                 17,755

Effect on other balance sheet accounts                    (20,714)                  (509)               (20,205)
Deferred income taxes                                     (17,116)               (17,973)                   857
                                                       ----------             ----------             ----------
    Net unrealized investment gains (losses)           $   34,042             $   35,635             $   (1,593)
                                                       ==========             ==========             ==========

During both the nine months ended September 30, 2001 and 2000, the Company paid dividends to Financial Holding Corporation ("FHC") totaling $1,500.

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

6.       COMMITMENTS AND CONTINGENCIES

Great Southern Life Insurance Company ("Great Southern") is a defendant in a certified class action (In re Great Southern Life Insurance Company Sales Practice Litigation, U.S. District Court for the Northern District of Texas) in which a notice of a proposed class action settlement has been mailed to class members. Proposed class action settlements also have been executed and preliminarily approved by the courts in two other purported class action lawsuits (Notzon v. The College Life Insurance Company of America, et al., Webb County District Court, Texas, and Alexander v. Fremont General Corporation, Fremont Life Insurance Co. and Great Southern Life Insurance Co., Orange County Superior Court, California). Each of these proposed settlements will require final court approval.

Great Southern and two other subsidiaries, Americo Financial Life and Annuity Insurance Company (formerly The College Life Insurance Company of America) and Ohio State Life Insurance Company, also are defendants in other lawsuits filed as purported class actions asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. The subsidiaries named in these pending actions have denied any allegations of wrongdoing and are defending the actions vigorously.

Although there can be assurances because of the indeterminate amounts involved in these proceedings, at the present time the Company does not anticipate that any ultimate liability arising from such proceedings, after consideration of amounts provided for in the consolidated financial statements, will have a material adverse affect on the financial condition of the Company.

7.       SEGMENT INFORMATION

The table below presents information about the reported revenues and income before provision for income taxes for the Company's reportable segments as defined in the Company's December 31, 2000 Form 10-K. Asset information by segment is not reported, since the Company does not produce such information internally.

                                               Asset
                                            Accumulation         Non-Life
                       Life Insurance          Product           Insurance         Reconciling        Consolidated
                         Operations          Operations         Investments          Items              Totals
                         ----------          ---------          -----------          -----              ------


                                                     Nine months ended September 30,
                     -------------------------------------------------------------------------------------------------

                       2001       2000     2001      2000     2001     2000     2001       2000      2001      2000
                       ----       ----     ----      ----     ----     ----     ----       ----      ----      ----

Revenues             $273,274   $278,021  $47,338  $ 42,547   $ 2,916  $3,123  $(20,449)  $ 14,812   $303,079  $338,503
Income (loss)
  before income
  taxes                38,973     39,498    (1,663)   5,188     1,684   1,379   (28,341)   (30,468)    10,653    15,597

                                                     Three months ended September 30,
                     -------------------------------------------------------------------------------------------------

                       2001       2000     2001      2000     2001     2000     2001       2000      2001      2000
                       ----       ----     ----      ----     ----     ----     ----       ----      ----      ----

Revenues             $ 89,976   $ 91,185  $16,238  $ 14,887  $ 946    $ 887   $(8,003)   $ 6,206   $99,157    $113,165
Income (loss)
  before income
  taxes                 5,541     16,090       973      835    554      616    (5,114)   (11,721)    1,954       5,820


Significant reconciling items shown in the above table which are not all,ocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).


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

The adoption of SFAS No. 133 during the first quarter of 2001 has a significant impact on the comparability of income statement components versus 2000. The impact on individual income statement components is addressed in the discussion of the results for the three months and nine months ended September 30, 2001 below.

SEGMENT RESULTS

Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", are summarized as follows (in millions):

                                           Life Insurance            Asset Accumulation               Non-Life
                                             Operations             Products Operations        Insurance Investments
                                       ------------------------    -----------------------     -----------------------

                                                               Nine months ended September 30,
                                       --------------------------------------------------------------------------------

                                          2001        2000            2001        2000            2001        2000
                                          ----        ----            ----        ----            ----        ----

Revenues                                 $273.3      $278.0           $47.3       $42.5            $2.9        $3.1
Income before income taxes                 39.0        39.5            (1.7)        5.2             1.7         1.4


                                                              Three months ended September 30,
                                       --------------------------------------------------------------------------------

                                          2001        2000            2001        2000            2001        2000
                                          ----        ----            ----        ----            ----        ----

Revenues                                  $90.0       $91.2           $16.2       $14.9            $0.9        $0.9
Income before income taxes                  5.5        16.1             1.0         0.8             0.6         0.6


Life insurance operations. Income before income taxes for the nine months ended September 30, 2001 was $39.0 million compared to $39.5 million for the nine months ended September 30, 2000. The decrease in profits is primarily due to a $6.3 million increase in death benefits in 2001 and a $4.6 million decrease in surrender charge income in 2001, partially offset by lower amortization expense in 2001. The decrease in surrender charge income was the result of lower levels of surrenders during the nine months ended September 30, 2001 in the Company's closed blocks of business. The decrease in amortization expense resulted from revisions to estimated gross profits from universal life type policies and from the lower levels of surrenders in 2001.

Income before income taxes for the three months ended September 30, 2001 was $5.5 million compared to $16.1 million for the three months ended September 30, 2000. The decrease in profits is primarily the result of a $6.9 million increase in death benefits in 2001.

Asset accumulation products operations. Income before income taxes for the nine months ended September 30, 2001 was a loss of $1.7 million compared to income of $5.2 million for the nine months ended September 30, 2000. This $6.9 million decrease in income was due primarily to an increase in amortization expense in 2001 on universal life-type and annuity policies as a result of revisions to estimated gross profits.

Income before income taxes for the three months ended September 30, 2001 was $1.0 million compared to income of $0.8 million for the three months ended September 30, 2000.

Non-life insurance investments. Income before income taxes for the nine months ended September 30, 2001 and 2000 was $1.7 million and $1.4 million, respectively. Income before income taxes for the three months ended September 30, 2001 and 2000 was $0.6 million and $0.6 million, respectively. No significant changes have taken place with respect to the Company's non-life investments since 2000.

Reconciling items. Significant reconciling items of the segment revenues and income before income taxes shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

Income before income taxes related to reconciling items for the nine months ended September 30, 2001 increased $2.1 million from over the same period in 2000 primarily due to (i) a $2.0 million gain from the hedging activities related to the Company's equity-indexed annuities, (ii) a decrease in other operating expenses not allocated to the other segments and (iii) a $1.0 million decrease in net realized investment losses. These increased profits were offset by a $4.6 million write down of goodwill associated with certain marketing subsidiaries of the Company.

Income before income taxes related to reconciling items for the three months ended September 30, 2001 increased $6.6 million from the same period in 2000 primarily due to (i) a decrease in other operating expenses not allocated to the other segments (ii) a $1.3 million gain from hedging activities related to the Company's equity-indexed annuities and (iii) a $1.0 million decrease in net realized investment losses.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

Income before income taxes and cumulative effect of a change in accounting principle for the nine months ended September 30, 2001 was $10.7 million compared to $15.6 million for the nine months ended September 30, 2000. Excluding the effects of net realized investment gains and losses, income before income taxes decreased $6.0 million for this same period from $21.6 million to $15.6 million. The primary reasons for the decrease in profits in 2001 compared to 2000 were (i) an increase in death benefits and (ii) a decrease in surrender charge income on closed blocks of universal life and annuity business. These decreases in profits were partially offset by (i) a net gain from the changes in market values of owned options versus issued options and (ii) a net decrease in amortization expense.

Premiums and policy revenues. Premiums and policy revenues totaled $155.0 million for the nine months ended September 30, 2001 compared to $168.9 million for the nine months ended September 30, 2000. Premiums from traditional life insurance business decreased $5.8 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. An $11.2 million decrease in premiums from the Company's inforce traditional life insurance business was partially offset by a $5.4 million increase in preneed premiums. Policy revenues from interest-sensitive life and annuity products decreased $7.3 million from 2000 to 2001. This decrease was primarily due to lower surrender charge revenue in 2001 as a result of lower surrenders in closed blocks of annuities and the asset accumulation business.

Net investment income. Net investment income totaled $147.1 million for the nine months ended September 30, 2001 compared to $167.6 million for the nine months ended September 30, 2000. Net investment income for the nine months ended September 30, 2001 and 2000 was comprised of the following (in millions):

                                                                                  2001                    2000
                                                                                  ----                    ----

Fixed maturities                                                               $    107.0               $    100.7
Mortgage loans                                                                       15.5                     14.2
Policy loans                                                                          7.4                      8.3
Reinsurance funds held by reinsurer                                                  36.6                     41.6
Derivatives                                                                         (21.2)                      -
Other, net of investment expenses                                                     1.8                      2.8
                                                                               ----------               ----------
     Net investment income                                                     $    147.1               $    167.6
                                                                               ==========               ==========

The reduction in net investment income in 2001 was primarily due to a $21.2 million decrease in fair value of call options and futures contracts owned by the Company. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities. Excluding the decrease in the fair value of derivative assets, investment income for the nine months ended September 30, 2001 increased $0.7 million compared to the same period in 2000.

Net realized investment losses. Net realized investment losses totaled $4.9 million for the nine months ended September 30, 2001 compared to net realized investment losses of $6.0 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, the Company recorded realized gains (losses) on common stock of $1.3 million and $(5.5) million, respectively. The Company also recorded realized losses on fixed maturity investments of $5.9 million and $0.5 million, respectively, during the nine months ended September 30, 2001 and 2000.

Other income. Other income totaled $6.0 million for the nine months ended September 30, 2001 compared to $8.0 million for the nine months ended September 30, 2000. The primary reason for this decrease is a reduction in servicing revenue on blocks of business which have been permanently coinsured to other insurance companies.

Policyholder benefits. Policyholder benefits totaled $177.0 million for the nine months ended September 30, 2001 compared to $197.5 million for the nine months ended September 30, 2000. As discussed above, included in policyholder benefits in 2001 is a $24.2 million reduction related to the decline in value of the issued options embedded in the Company's equity-indexed annuity liabilities. Excluding the decrease in the value of the issued options, policyholder benefits increased $3.7 million for the nine months September 30, 2001 compared to the same period in 2000. Death benefits during the nine months ended September 30, 2001 were $6.7 million higher than for the nine months ended September 30, 2000. The remaining decrease in policyholder benefits from 2000 to 2001 was attributable to a decrease in other policyholder benefits associated with the decrease in traditional premiums over this same period.

Amortization expense. Amortization expense totaled $42.3 million for the nine months ended September 30, 2001 compared to $52.7 million for the nine months ended September 30, 2000. The decrease resulted from (i) a revision of estimated future gross profits on blocks of universal life and annuity business and (ii) lower amortization expense in closed blocks of universal life and annuity business, partially offset by (iii) a write down of goodwill.

During the three months ended June 30, 2001, the Company revised its estimates of the future gross profits on certain of its universal life-type and annuity products. The revisions primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. Certain of these revisions resulted from the anticipated impact of settling litigation in which the Company is the defendant. As a result of these changes in estimates, the Company recorded retrospective adjustments during the three months ended June 30, 2001 which decreased the deferred policy acquisition cost asset by $3.6 million and increased the cost of business acquired asset by $8.1 million as of June 30, 2001. The net effect of these adjustments was to decrease amortization expense for the three months ended June 30, 2001 by $4.5 million.

The Company recorded goodwill in connection with the 1998 acquisition of the 50% of College Insurance Group, Inc. which it did not previously own and the related acquisition of the stock or assets of certain marketing companies owned by an individual. These acquired entities are involved in the sale of tax-qualified life and annuity products to employees of public school districts. One of the acquired entities also provided administration for retirement and cafeteria plans to school districts and other clients. During the three months ended June 30, 2001, several events occurred which resulted in a determination by the Company that a portion of the goodwill related to these entities had become impaired. Among these events is the anticipated settlement of litigation in which the Company is a defendant. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4.7 million as of June 30, 2001. This write down increased amortization expense for the nine months ended September 30, 2001.

The Company's closed blocks of universal life and annuity business experienced significantly lower levels of withdrawals during the nine months ended September 30, 2001 than for the same period in 2000. The decrease of $8.4 million in amortization expense related to these blocks was partially offset by the lower surrender charge revenue during 2001 as discussed above.

Other operating expenses. Other operating expenses totaled $59.8 million for the nine months ended September 30, 2001 compared to $60.4 million for the nine months ended September 30, 2000. Included in other operating expenses for the nine months ended September 30, 2001 was a $1.0 million increase in the allowance for receivables from agents which the Company has estimated are uncollectible and $0.8 million related to the costs of mailing notices to policyholders to comply with recently-issued federal regulations. Other operating expenses for the nine months ended September 30, 2000 included $3.1 million of costs associated with the settlement of a lawsuit. Other operating expenses for the nine months ended September 30, 2000 were reduced by $0.7 million of nonrecurring expense reimbursements received by the Company under servicing agreements.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER
 30, 2000

Income before income taxes for the three months ended September 30, 2001 was $2.0 million compared to $5.8 million for the three months ended September 30, 2000. Excluding the effects of net realized investment gains and losses, income before income taxes decreased $4.2 million for this same period from $6.9 million to $2.7 million. The primary reasons for the decrease in profit from 2000 to 2001 were (i) higher death benefits during the three months ended September 30, 2001 and (ii) a decrease in surrender charge income on closed blocks of universal life and annuity business. These decreases in profits were partially offset by (i) a decrease in other operating expenses and (ii) a net decrease in amortization expense.

Premiums and policy revenues. Premiums and policy revenues totaled $50.6 million for the three months ended September 30, 2001 compared to $56.9 million for the three months ended September 30, 2000. Premiums from traditional life insurance business decreased $2.1 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. A $4.3 million decrease in premiums from the Company's in force traditional life insurance business was partially offset by a $2.2 million increase in preneed premiums. Policy revenues from interest-sensitive life and annuity products decreased $3.2 million from 2000 to 2001. This decrease was primarily due to lower surrender charge revenue in 2001 as a result of lower surrenders in closed blocks of annuities and the asset accumulation business.

Net investment income. Net investment income totaled $47.5 million for the three months ended September 30, 2001 compared to $54.5 million for the three months ended September 30, 2000. Net investment income for the three months ended September 30, 2001 and 2000 was comprised of the following (in millions):

                                                                                  2001                    2000
                                                                                  ----                    ----

Fixed maturities                                                               $    36.3                $   32.7
Mortgage loans                                                                       5.1                     6.2
Policy loans                                                                         2.9                     3.0
Reinsurance funds held by reinsurer                                                 12.3                    12.6
Derivatives                                                                         (8.5)                      -
Other, net of investment expenses                                                   (0.6)                      -
                                                                               ---------                --------
     Net investment income                                                     $    47.5                $   54.5
                                                                               =========                ========

The reduction in net investment income in 2001 was primarily due to an $8.5 million decrease in fair value of call options and futures contracts owned by the Company. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities. Excluding the decrease in the fair value of derivative assets, investment income for the three months ended September 30, 2001 increased $1.5 million compared to the same period in 2000.

Net realized investment losses. Net realized investment losses totaled $0.7 million for the three months ended September 30, 2001 compared to net realized investment losses of $1.1 million for the three months ended September 30, 2000. During the three months ended September 30, 2001 and 2000, the Company realized gains (losses) on fixed maturity investments of $(3.0) million and $0.1 million, respectively. The Company also recorded realized gains (losses) on common stocks of $2.2 million and $(1.2) million, respectively, during the three months ended September 30, 2001 and 2000.

Policyholder benefits. Policyholder benefits totaled $60.9 million for the three months ended September 30, 2001 compared to $62.7 million for the three months ended September 30, 2000. As discussed above, included in policyholder benefits for the three months ended September 30, 2001 is a $9.8 million reduction related to the decline in value of the issued options embedded in the Company's equity-indexed annuity liabilities. Excluding the decrease in the value of the issued options, policyholder benefits increased $8.0 million for the three months ended September 30, 2001 compared to the same period in 2000. Death benefits during the three months ended September 30, 2001 were $7.0 million higher than for the three months ended September 30, 2000. The remaining decrease in policyholder benefits from 2000 to 2001 was attributable to a decrease in other policyholder benefits associated with the decrease in traditional premiums over this same period.

Amortization expense. Amortization expense totaled $13.7 million for the three months ended September 30, 2001 compared to $18.9 million for the three months ended September 30, 2000. The Company's closed blocks of universal life and annuity business experienced significantly lower levels of withdrawals during the three months ended September 30, 2001 than for the same period in 2000. The decrease of $5.2 million in amortization expense was partially offset by the lower surrender charge revenue during 2001 as discussed above.

Other operating expenses. Other operating expenses totaled $19.2 million for the three months ended September 30, 2001 compared to $22.5 million for the three months ended September 30, 2000. Other operating expenses for the three months ended September 30, 2000 included $3.1 million of costs associated with the settlement of a lawsuit.


FINANCIAL CONDITION AND LIQUIDITY

The changes occurring in the Company's consolidated balance sheet from December 31, 2000 to September 30, 2001 primarily reflect the normal operations of the Company's life insurance subsidiaries.

The quality of the Company's investment in fixed maturity investments at September 30, 2001 remained consistent with the quality at December 31, 2000. Non-investment grade securities were approximately 3% of the Company's total fixed maturity investments at September 30, 2001. The Company has not made any significant changes to its investment philosophy during 2001.

The Company's net unrealized investment gains decreased $1.6 million from December 31, 2000 to September 30, 2001. The components of the change during the nine months ended September 30, 2001 were (in millions):

Investment securities:
    Fixed maturities available for sale                         $    48.4
    Fixed maturities  reclassified  from available
      for sale to held to maturity                                   (3.1)
    Equity securities                                               (27.6)
                                                                ---------
                                                                     17.7
Effect on insurance assets and liabilities                          (20.2)
Deferred income tax effect                                            0.9
                                                                ---------
    Net unrealized investment losses                            $    (1.6)
                                                                =========

Recently issued accounting pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes previously issued guidance on accounting for business combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill.

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

The FASB has also recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, adoption of SFAS No. 143 should have no effect on the Company's financial statements.

SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 (APB No. 30) Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations' operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000, included in the Company's Form 10-K for the year ended December 31, 2000. During the nine months ended September 30, 2001, changes in the interest rate environment did not adversely affect the Company's economic position. These rate changes do not materially affect disclosures included in the Company's December 31, 2000 Form 10-K regarding the Company's exposure to market risk. Additional information about the Company's equity-indexed annuity products and how the associated market risks are managed is provided in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.

Included among those matters reported in the Form 10-K was a certified class action in a multi-district litigation proceeding (In Re Great Southern Life Insurance Company Sales Practices Litigation, U.S. District Court for the Northern District of Texas). A notice of a proposed class action settlement in this case has been mailed to class members. A final fairness hearing is scheduled for January 14, 2002, in connection with the proposed settlement, which requires court approval. Proposed class action settlements also have been executed and preliminarily approved by the courts in two other purported class action lawsuits reported in the Form 10-K (Notzon v. The College Life Insurance Company of America, et. al., Webb County District Court, Texas, and Alexander v. Fremont General Corporation, Fremont Life Insurance Co. and Great Southern Life Insurance Company, Orange County Superior Court, California). These settlements also require final court approval. Final fairness hearings are scheduled for January 25, 2002 in Notzon and February 20, 2002 in Alexander.


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




(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended September 30, 2001.

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


Date: November 13, 2001