Form 10-K
period 2001-12-31
AMERICO LIFE INC
filed 2002-03-29
CIK 908139

3

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

                 For the fiscal year ended December 31, 2001 or

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

   Shares of common stock outstanding as of March 26, 2002: 10,000, none of which is held by non-affiliates.

                 Documents Incorporated by Reference: None

===============================================================================

                                 TABLE OF CONTENTS

  Item                                                                                                      Page
                                                       PART I

   1.      Business                                                                                            2
   2.      Properties                                                                                         10
   3.      Legal Proceedings                                                                                  11
   4.      Submission of Matters to a Vote of Security Holders                                                13

                                                      PART II

   5.      Market for Registrant's Common Equity and Related Stockholder Matters                              14
   6.      Selected Consolidated Financial Data                                                               14
   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations              15
   7A.     Quantitative and Qualitative Disclosure about Market Risk                                          28
   8.      Financial Statements and Supplementary Data                                                        28
   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               28

                                                     PART III

   10.     Directors and Executive Officers of the Registrant                                                 29
   11.     Executive Compensation                                                                             30
   12.     Security Ownership of Certain Beneficial Owners and Management                                     31
   13.     Certain Relationships and Related Transactions                                                     31

                                                      PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    33

                                     PART I

ITEM 1.     BUSINESS

General

     Americo Life, Inc. ("Americo" or the "Company") is a financial services holding company whose subsidiaries are engaged in providing life insurance and annuity products through its life insurance and asset accumulation operating segments. At December 31, 2001, the Company had approximately $3.6 billion of invested assets under management and $43.2 billion of gross life insurance in force. Americo is wholly owned by Financial Holding Corporation ("FHC"), a privately owned corporation.

     The Company's wholly-owned insurance subsidiaries are: Americo Financial Life and Annuity Insurance Company ("Americo Financial") (formerly The College Life Insurance Company of America), Great Southern Life Insurance Company ("Great Southern"), United Fidelity Life Insurance Company ("United Fidelity"), National Farmers Union Life Insurance Company ("National Farmers Union"), The Ohio State Life Insurance Company ("Ohio State") and Financial Assurance Life Insurance Company ("Financial Assurance").

     Prior to 1998, the majority of the Company's growth resulted from acquisitions of life insurance companies or blocks of in-force policies. This strategy significantly increased the Company's size and provided it with a large, stable block of in force business. The Company's current business strategy is to develop innovative and competitive products and increase the number of distribution sources in its existing markets and other selected markets. Americo Financial is the primary company through which the Company distributes its products. The Company's current sales focus and strategy are more fully described in the "Life Insurance and Annuity Business" section. The Company will continue to pursue selected acquisitions that fit its overall business strategy.

     In addition to the operations described above, the Company occasionally makes financial investments in other businesses. Prior to December 2001, the Company had an investment, in the form of a 50% interest, in Argus Health Systems, Inc. ("Argus"), which is engaged in prescription drug claim processing. The Company dividended its interest in Argus to FHC in December 2001. The Company also owns several real estate investments.

     During 2001, the Company evaluated its operations in Austin, Texas. This evaluation resulted in the decision to cease the operations of Pension Consultants and Administrators, Inc. ("PCA"), a third party administrator which provided administration for retirement and cafeteria plans to school districts and other clients. The Company determined that providing these services was no longer an integral part of its overall business strategy. Subsequent to this decision, the Company announced that it would relocate the remaining operations in Austin to the Company's Kansas City, Missouri or Dallas, Texas locations. This relocation will be completed by May 2002.

Life Insurance and Annuity Business

     The Company's insurance business is divided into two segments: life insurance operations and asset accumulation operations. The life insurance operations consists of insurance and annuity business acquired by the Company or sold directly by one of the Company's life insurance subsidiaries. The life insurance operations generated $362.4 million of revenues, or 85% of total Company revenues, in 2001. The Company's asset accumulation operations consist of annuity products sold by the Company to either public school teachers and administrators or to the senior market. The asset accumulation operations generated $63.0 million, or 15% of total Company revenues, in 2001 and have grown at a compound annual growth rate of 52% over the last five years. Policy liabilities and the number of policies in force as of December 31, 2001 for the Company's segments are summarized below.

                                                      Life Insurance      Asset Accumulation
                                                        Operations           Operations               Total
                                                      --------------      ------------------       ----------
                                                                       (Dollars in thousands)
Policyholder account balances:
     Universal life                                     $   1,456,181        $      53,640        $   1,509,821
     Annuities                                                373,553              846,491            1,220,044
                                                        -------------        -------------        -------------
                                                        $   1,829,734        $     900,131        $   2,729,865
                                                        =============        =============        =============

Reserves for future policy benefits                     $     805,238        $       6,117        $     811,355
                                                        =============        =============        =============

Policies in force                                             814,812               91,488              906,300
                                                        =============        =============        =============

     Information concerning reported revenues and income before provision for income taxes for the Company's operating segments is set forth in Item 7 under "Results of Operations-Segment Results" and in Note 12 of the Company's Notes to Consolidated Financial Statements.

     The following table shows the Company's collected premiums during 2001, 2000 and 1999 by product category. The table below excludes from direct and assumed premiums any premiums of blocks of insurance policies which have been permanently reinsured.

                                                                      Premiums Collected
                                                                    for periods indicated
                                      -----------------------------------------------------------------------------------
                                           Life Insurance Operations                   Asset Accumulation Operations
                                      -------------------------------------        --------------------------------------

                                       First Year     Renewal        Total       First Year     Renewal        Total
                                      ------------- ------------- ------------- ------------- ------------- -------------
                                                                  (in thousands of dollars)
Year ended
December 31, 2001
Traditional                                26,958        67,078        94,036            43            47            90
Interest-sensitive                         19,769       135,307       155,076         2,424        14,202        16,626
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              46,727       202,385       249,112         2,467        14,249        16,716
Annuities                                  19,737         4,822        24,559       138,388        55,273       193,661
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             66,464       207,207       273,671       140,855        69,522       210,377
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (41,736)                                      (66)
                                                                  ------------                              ------------
   Total                                                              231,935                                   210,311
                                                                  ===========                               ===========

Year ended
December 31, 2000
Traditional                                20,430        76,852        97,282         1,922            27         1,949
Interest-sensitive                         17,376       137,055       154,431         2,993        14,984        17,977
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              37,806       213,907       251,713         4,915        15,011        19,926
Annuities                                  26,470         3,809        30,279       172,995        44,592       217,587
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             64,276       217,716       281,992       177,910        59,603       237,513
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (36,848)                                      (53)
                                                                  -----------                               -----------
   Total                                                              245,144                                   237,460
                                                                  ===========                               ===========

Year ended
December 31, 1999
Traditional                                14,370        81,444        95,814         1,672             -         1,672
Interest-sensitive                         26,603       176,313       202,916         5,034        12,751        17,785
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              40,973       257,757       298,730         6,706        12,751        19,457
Annuities                                  27,471         6,028        33,499       156,814        43,901       200,715
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             68,444       263,785       332,229       163,520        56,652       220,172
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (36,261)                                      (52)
                                                                  -----------                               -----------
   Total                                                              295,968                                   220,120
                                                                  ===========                               ===========

General Sales and Marketing

     The Company's strategy is to be a product-driven company which develops, delivers and services life insurance and annuity products in selected markets. The Company is continually seeking new markets in which to deliver its products. The Company seeks to deliver its products in partnership with independent marketing organizations ("IMO's"). IMO's are responsible for positioning the Company's products with independent agents who are representatives of the IMO's. The IMO's recruit, train, manage and provide other support functions to the independent agents. The Company believes that by utilizing IMO's, the Company can focus on product development and customer service, while leaving the product delivery to the IMO's. The Company has existing relationships with IMO's in each of the markets it has currently targeted.

     Historically, several of the Company's life insurance subsidiaries issued their own products. In order to maximize the effectiveness of its marketing efforts, the Company began an initiative in 2000 to conduct all of its sales and marketing efforts through Americo Financial. The advantages of using a single entity include (i) establishing a brand name in the marketplace to create name recognition with policyholders and agents, (ii) eliminating duplicative costs for items such as regulatory product filings, marketing materials and other agent materials, and (iii) focusing the Company's financial resources and personnel on only one of its life insurance companies. By the end of 2001, virtually all of the Company's sales were being made by Americo Financial.

Life Insurance Operations

     The Company delivers its products through independent agents. Although the Company does not employ these agents, each is a party to a general agency agreement which governs the terms of the agent's relationship with the Company. The Company manages these agents either directly or through IMO's.

     The Company offers a variety of life insurance and annuity products primarily focused on life insurance sold to individuals. The Company offers a portfolio of interest-sensitive whole life, universal life and term products in the general insurance market. The Company sells preneed insurance products focused on providing benefits for funeral expenses of the insured. The Company also offers a range of level term and decreasing term products to the mortgage life insurance market. The Company also offers equity-indexed annuities and single premium and flexible premium annuities. Sales of life insurance and annuity products in this segment totaled $66.1 million during 2001. The Company measures sales as the sum of annualized first year life premiums and annuity premiums.


Asset Accumulation Operations

     The Company's asset accumulation operations include life insurance and annuity products offered to public school teachers and administrators and to the senior market. The Company utilizes specialized IMO's with captive sales agents to market tax-qualified life and annuity products sold under Sections 403(b), 401(a) and 457 of the Internal Revenue Code to public school teachers and administrators. Sales from these agents totaled $107 million in 2001. The Company also offers annuity products to individuals in the senior market through IMO's. The senior market, generally considered to include individuals over age 55, is expected to experience double digit annual growth resulting from a number of factors, including consumer concerns over the adequacy of Social Security and pension plans and the aging of the consumer population. Sales in this market totaled $45 million in 2001.

     The Company offers a variety of life and annuity products in its asset accumulation segment. The Company's life insurance products consist of interest-sensitive whole life and universal life products. The Company's annuity products include equity-indexed annuities, single premium and flexible premium deferred annuities, and single premium immediate annuities. Sales from equity-indexed products, introduced in 1999, accounted for $105 million and $121 million of sales in this segment in 2001 and 2000, respectively. The equity-indexed products include an interest credit component which is based on changes in external stock market indices.

Operations

     An integral part of the Company's philosophy is to improve profitability by operating at the lowest achievable cost level consistent with providing good service. Over the years, the Company has (i) invested in productivity enhancing technology, (ii) centralized certain functions and (iii) outsourced data processing.

     The Company has made significant investments in technology to lower its operating costs. Its use of digital imaging technology has substantially eliminated the typical paper-intensive life insurance processing procedures, resulting in lower operating costs, improved customer service and an improved working environment. A component of the imaging technology is a third party system called Automated Work Distributor, which controls workflow and performs other functions designed to increase efficiency. Because the investment in this technology is relatively fixed, the Company has been able to leverage its investment by increasing the number of policies administered.

     In order to manage more effectively its various insurance operations, the Company has consolidated certain common functions into its Kansas City, Missouri offices. These centralized functions include product development, marketing, finance, investment management, data processing, personnel and regulatory compliance. The Company believes that this approach allows it to more effectively manage its business and, by eliminating duplicative functions, reduce operating costs and improve returns on acquired business.

     During 2001, the Company formed a group of employees dedicated to the promotion of quality initiatives. This group is responsible for developing a culture within the organization focused on customer satisfaction and internal productivity. The Company believes this increased focus on quality will strengthen relationships with its policyholders and agents as well as reduce the Company's operating costs.

     The Company's decision to relocate the remaining operations located in Austin to either Kansas City or Dallas will reduce operating expenses. The Company expects to benefit from this change beginning in the second half of 2002. In addition, the Company expects its decision to consolidate its sales and marketing efforts into Americo Financial will also result in further operating expense reductions in 2002. These reductions should result from eliminating duplicate costs for items such as regulatory product filings, marketing materials and other agent materials and should also improve the efficiency of processing new policies.

     The Company has outsourced the major portion of its data processing requirements through contracts entered into by FHC with Computer Sciences Corporation ("CSC"). By outsourcing these functions, the Company believes it has reduced operating costs by eliminating the fixed costs associated with a data processing function and improved its ability to increase its policyholder base without significant investment. In addition, the use of a vendor such as CSC provides the Company access to current technology and access to staff with expertise and experience that the Company might not be able to cost-effectively employ on its own.

     Recognizing the possible productivity benefits of the Internet, the Company is pursuing opportunities to integrate "e-business" strategies into its insurance operations. The Company has developed a web site devoted to providing agents access to data such as pending policy information and illustration software updates for the Company's products. The Company has also introduced electronic policy application forms which can be automatically processed by its administration systems.

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

     The Company's insurance subsidiaries are governed by insurance statutes and regulations which restrict the type of investments they are permitted to make and the amount of funds that may be invested in any one type of investment. In compliance with these regulations and consistent with the Company's investment philosophy, the Company invests principally in investment grade securities (as rated by nationally recognized rating organizations). At December 31, 2001, 96.0% of the Company's fixed-rate investments were investment grade. There were no securities which were in default as to principal or interest.

     A goal of the Company's investment strategy is to provide liquidity for its insurance liabilities. Through computer-based models, the Company conducts studies of the cash flow characteristics of its liabilities using numerous interest rate scenarios. The Company uses this information to assist in managing the duration of its asset portfolio to correspond to the duration of its liabilities.

     The Company's general investment philosophy is to hold fixed-rate securities for long-term investment. Its fixed-maturity portfolio is divided into those securities being held to maturity, those available for sale and those held for trading purposes. The primary factor which influences the Company's decision to characterize its investments as held to maturity is the cash flow requirements of the Company's liabilities. Securities are categorized as available for sale except for those securities that the Company has the intent and ability to hold until maturity or has classified as trading. Securities designated as available for sale include those that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, management of taxable income, changes in credit quality and similar economic factors. The Company's trading portfolio is used to take advantage of short-term market value changes. Any gains or losses are reported in current earnings.

     The carrying amounts of the Company's investments at December 31, 2001 were as follows:


                                                                                                        Total
                                                      Held to      Available for                      Carrying
              Investment Category                  Maturity (1)       Sale (2)       Trading (3)        Amount        Percentage
              -------------------                  ------------       --------       -----------        ------        ----------
                                                                                   (in thousands)
Fixed maturities:
   U.S. Treasury and government securities        $     2,297      $    19,729      $         -     $    22,026            0.8
   Mortgage-backed securities:
     Collateralized mortgage obligations              163,303          111,852                -         275,155           10.0
     Pass-through certificates                         25,503          122,520                -         148,023            5.4
   Other asset-backed securities                       12,590          166,389                -         178,979            6.6
   Corporate bonds                                    491,196          900,550           57,760       1,449,506           52.8
                                                  -----------      -----------      -----------     -----------     ----------

       Total fixed maturities                     $   694,889      $ 1,321,040      $    57,760       2,073,689           75.6
                                                  ===========      ===========      ===========     -----------     ----------

Equity securities                                                                                        74,531            2.7
Investment in equity subsidiaries                                                                         7,518            0.3
Mortgage loans on real estate                                                                           269,910            9.8
Investment real estate                                                                                   28,196            1.0
Policy loans                                                                                            189,683            6.9
Cash and cash equivalents                                                                                59,714            2.2
Other invested assets                                                                                    41,602            1.5
                                                                                                    -----------     ----------

       Total cash and invested assets                                                               $2,744,843           100.0
                                                                                                    ==========      ==========

-------------------------------------------------

(1) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 2001 was $712.3 million.
(2) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 2001 was $1,308.8 million.
(3) Carrying amount is market value. The amortized cost of trading securities at December 31, 2001 was $57.7 million.

     See Note 4 of the Notes to Consolidated Financial Statements, and the discussion under the heading "Investment Portfolio" in Item 7 appearing elsewhere in this Form 10-K for information about the composition and performance of the Company's investment portfolio and the risks inherent in such investments.

     In addition to the investments owned by the Company which are described above, certain investments supporting the Company's insurance liabilities are held by an unaffiliated reinsurer ("the Reinsurer") in escrow for the benefit of the Company. These investments are managed by FHC. The carrying amounts, at amortized cost, of these investments at December 31, 2001 were as follows:

                                                                      Total Carrying
                                                                          Amount                   Percentage
                                                                      (in thousands)
Fixed maturities:
     U.S. Treasury and government securities                          $     40,463                      5.1
     Mortgage-backed securities                                            201,872                     25.4
     Other asset-backed securities                                          84,249                     10.5
     Corporate bonds                                                       456,583                     57.4
                                                                      ------------                  -------

         Total fixed maturities                                            783,167                     98.4
                                                                      ------------                  -------

Cash                                                                        12,771                      1.6
                                                                      ------------                  -------

         Total cash and invested assets                               $    795,938                    100.0
                                                                      ============                  =======

Non-Insurance Operations

     The Company also makes selective investments in businesses outside of the life insurance industry. The primary investments of this nature owned at December 31, 2001 were real estate investments. Until December 1, 2001, the Company also had a 50% ownership interest in Argus, which is accounted for using the equity method. At December 31, 2001, the Company's non-insurance operations segment consisted of the real estate investments.

     Argus: The Company and an unrelated third party each owned a 50% equity interest in Argus until December 1, 2001, when the Company dividended its 50% interest in Argus to its parent. Argus is principally engaged in the business of electronically processing prescription drug claims, including providing services in connection with the point-of-sale adjudication, processing and payment of these claims. Argus' principal customers include health maintenance organizations, preferred provider organizations, health insurance companies and managed health companies. For 2001, Argus generated revenues of $39.5 million and processed over 158 million claims, approximately the same number as in 2000.

     Real Estate Investments: The Company manages eleven investment properties with a carrying value of $26.0 million including office space and apartments principally located in Texas and Missouri. In 2001, the Company sold several of the properties for no gain. The Company sold properties in 2000 for a $0.4 million gain. The proceeds from these sales have been reinvested in similar properties.

Reinsurance

     In keeping with industry practices, the Company reinsures portions of its life insurance exposure with unaffiliated reinsurance companies under traditional indemnity reinsurance agreements. Generally, the Company enters into indemnity reinsurance arrangements to diversify its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, currently ranging from $50,000 to $350,000 per life. Additionally, the Company has certain products on which it reinsures a significant quota share to unaffiliated reinsurers in order to make these products more competitive with those offered by other carriers. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on the reinsured policies, and the Company remains responsible to the extent the reinsurer fails to pay such claims. At December 31, 2001, the Company had ceded to reinsurers approximately $10.5 billion (24%) of life insurance in force, of which 98% was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best. Approximately $5.3 billion of the insurance in force was ceded to two reinsurers, both of which were rated "A+" by A.M. Best. The Company evaluates the financial strength of its reinsurers upon inception of a reinsurance treaty and on an annual basis thereafter.

     The Company has entered into several coinsurance and modified coinsurance agreements with the Reinsurer with related insurance liabilities totaling $0.9 billion at December 31, 2001. The assets supporting these liabilities are held in escrow by the Reinsurer for the benefit of the Company. The Reinsurer is rated "AAA" by Standard and Poor's and "A++" by A.M. Best.

     Certain of the insurance subsidiaries of the Company have ceded blocks of insurance under financial reinsurance treaties which have the effect of increasing the statutory surplus of the Company. As a result of such reinsurance transactions, the Company has increased its statutory surplus after the effect of income taxes by $19.8 million; however, the effect of these reinsurance treaties is not included in stockholder's equity of the Company presented in accordance with generally accepted accounting principles ("GAAP"). Financial reinsurance increases the ceding insurer's statutory surplus with the expectation that such increased surplus will be returned to the reinsurer out of future earnings, if any, and guarantees the reinsured against any future statutory losses, if any, on the policies reinsured. The ability of an insurance subsidiary to pay dividends to Americo may be adversely affected by the reduction in statutory earnings caused by reductions in the outstanding levels of financial reinsurance. The risk fees paid to the reinsurers under these financial reinsurance treaties totaled $0.6 million and $0.4 million for the years ended December 31, 2001 and 2000, respectively. See Note 6 of the Notes to the Consolidated Financial Statements of the Company included in Item 8 appearing elsewhere in this Form 10-K.

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

     The Gramm-Leach-Bliley Act of 1999 implemented fundamental changes in the regulation of the financial services industry in the U.S. The Act permits mergers that combine commercial banks, insurers and securities firms under a single holding company. Until passage of the Gramm-Leach-Bliley Act, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect sales of all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

     The Company believes that the principal competitive factors in the sale of life insurance and asset accumulation products are product features, product flexibility, product pricing and crediting rates, commission structure, high credit standing and perceived stability of insurer, and the level of service provided by the Company to the policyholder and the agent. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to develop competitive products that are profitable and to develop and maintain relationships with IMO's and agents to market its products. The Company also competes with other companies in acquiring life insurance companies and blocks of insurance business. Many of the companies with which the Company competes have a stronger capital position, lower cost of capital and better access to the capital markets.

     A primary factor in a company's ability to compete in the sales of life insurance and annuity products and the acquisition of life insurance companies is the ratings it receives from various rating agencies. Americo Financial and Great Southern, are rated "A (Excellent)" by A.M. Best and have a Claims Paying Ability rating of "A (Good)" from Standard and Poor's Corporation ("S&P"). Ohio State and National Farmers Union are rated "A- (Excellent)" and "B+ (Very
Good)", respectively, by A.M. Best. While ratings do not constitute recommendations to buy or sell a company's insurance products and are subject to change or withdrawal at any time, they are an important consideration in some markets.

Regulation

     All of the Company's life insurance company subsidiaries are domiciled in Texas. One or more of the life insurance subsidiaries is licensed to sell insurance in the District of Columbia and all states, except New York.

     General Regulation. The Company and its subsidiaries are subject to comprehensive regulation in the various states in which they are authorized to conduct business. The laws of these states establish supervisory agencies with broad regulatory authority to, among other matters, grant and revoke licenses for transacting business, regulate trade practices, establish reserve requirements, regulate the form and content of policies and prescribe the type and amount of investments permitted. These supervisory agencies periodically examine the business and accounts of the Company's insurance subsidiaries and require them to file detailed annual statements prepared in accordance with statutory accounting practices.

     State governments have placed increased scrutiny upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In addition, although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity and minimum solvency requirements. For a discussion of the Gramm-Leach-Bliley Act of 1999, which permitted affiliations between banks and insurers, see "Business-Competition and Ratings". The NAIC has also taken initiatives to reduce insurance company insolvencies and market conduct violations. Most recently, the NAIC has adopted the Codification of Statutory Accounting Principles for life insurers, which became effective on January 1, 2001. The implementation of these standardized accounting principles, which increased the amount of statutory surplus reported by the Company's life insurance subsidiaries by approximately $11.0 million, did not adversely impact the ability of the subsidiaries to make payments on the surplus debentures or to pay dividends to the Company. It is not possible to predict the future impact of changing state and federal regulation on the operations of the Company and its insurance subsidiaries.

     Under applicable state insurance laws, all of the Company's insurance subsidiaries are required to maintain minimum levels of capital stock and statutory surplus. The capital and surplus of each of the Company's insurance subsidiaries exceeds the minimum requirements. In addition, each of the Company's insurance subsidiaries is subject to the supervision of the regulators of each state in which it is licensed. Such regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgement, they determine that such subsidiary is not maintaining adequate statutory surplus or capital. The Company does not believe the current or anticipated levels of statutory surplus of its insurance subsidiaries present a material risk that any such regulator would limit the amount of new insurance business that an insurance subsidiary intends to issue.

     Holding Company Regulations. Substantially all states also regulate members of insurance holding company systems. FHC is registered as a holding company system pursuant to such legislation in Texas. The insurance holding company statutes regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its parent. Generally, without the consent of the domiciliary state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations and (ii) 10% of its prior year ending statutory capital and surplus. Dividends may be paid only from statutory earned surplus as determined by the Texas Department of Insurance. Generally, state laws require an insurance company to file a dividend notification prior to payment of ordinary dividends.

     Based upon Americo Financial's level of sales in California, it is considered commercially-domiciled in California. As a result, Americo Financial is subject to the California holding company regulations, which are substantially the same as those of Texas.

     Under Texas regulations, interest and principal on surplus debentures may be paid only with prior approval of the Texas Department of Insurance. Surplus debentures issued by United Fidelity contain payment schedules which have been approved by the Texas Department of Insurance. Therefore, United Fidelity does not require further approval from the Texas Department of Insurance for each payment of principal and interest unless such payments differ from the approved schedule.

     Risk-Based Capital Requirements. The NAIC's risk-based capital ("RBC") rules are used to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula is used by the states as an early warning tool to identify under-capitalized companies for the purpose of initiating regulatory action. Generally, action will be triggered when the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve ("AVR")) to its Authorized Control Level RBC (the "RBC Ratio") falls below 200%. Based upon the Company's calculations, all of its insurance subsidiaries had RBC ratios exceeding 200% at December 31, 2001.

     There can be no assurance that insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company or on the ability of the Company's subsidiaries to make payments on the surplus debentures or to pay dividends and thus on the Company's ability to service its debt.

Employees

     At February 28, 2002, Americo and its wholly-owned subsidiaries employed approximately 550 persons.

ITEM 2.    PROPERTIES

     The principal executive offices of the Company are located at 1055 Broadway, Kansas City, Missouri 64105 and the Company's telephone number is
(816) 391-2000.

     The principal operations of the insurance subsidiaries are conducted from Kansas City, Missouri and Dallas, and Austin, Texas. The Company's locations include leased office space located at 1055 Broadway, Kansas City, Missouri 64105 and 333 West 11th Street, Kansas City, Missouri 64105. These properties are leased from Broadway Square Partners, LLP, a Missouri limited liability partnership, of which a corporation controlled by a related party is a partner as described in the "Certain Relationships and Related Transactions" section included elsewhere in this Form 10-K. The leases expire on August 31, 2010 and August 31, 2013, respectively.

     The Company occupies leased office space located at 500 N. Akard, Dallas, Texas 75221. The lease expires in June 2007.

     The Company also occupies leased office space located at 3755 Capitol of Texas Highway South, Austin, Texas 78704. The two leases related to this office space expire in May 2002 and May 2003, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has reached settlements in two large class actions. The class actions and the settlements are described below, as are other cases in which the Company or its subsidiaries are still defendants. The Company has fully reflected the anticipated effects of the settlements in its December 31, 2001 consolidated financial statements.

     On December 31, 2001, Great Southern Life Insurance Company ("Great Southern") was a defendant in the following certified class action: In re Great Southern Life Insurance Company Sales Practices Litigation, MDL 1214, in the United States District Court for the Northern District of Texas. The class consists of certain present and former policyholders who purchased interest-sensitive whole life and universal life insurance policies issued or acquired by Great Southern between January 1, 1982 and December 31, 1999. By orders entered on January 15, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were timely filed. Under the terms of the settlement, Great Southern has agreed, among other things: (1) to issue certificates to class members for premium discounts on future purchases of certain life insurance policies and annuities from Great Southern and its affiliates; (2) to pay class members at least 50% of Great Southern's future earnings on the class members' policies for either 10 years or until a specified amount, ranging between $21 million and $26 million, has been paid, whichever takes longer; (3) to pay the plaintiffs' attorneys an initial payment of $750,000, and, thereafter, periodic payments equal to 22.38% of all amounts paid to the class members under (2) above; and (4) to pay the administrative costs of the settlement. Both the settlement and the Court's order approving the settlement acknowledge that Great Southern has denied, and continues to deny, all the allegations of misconduct.

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Over 1,300 present and former policyholders who sent in such exclusion notices have notified Great Southern that they have retained an attorney to represent them. In early February 2002, Great Southern filed actions in 12 states against substantially all of these policyholders seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel on Multidistrict Litigation issued an order on March 27, 2002 conditionally transferring the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of its declaratory judgment actions are adverse to it.

     On December 31, 2001, Americo Financial, formerly named The College Life Insurance Company of America ("College Life"), as well as certain affiliates of the Company, were defendants in the following certified class action: Notzon, et al. v. The College Life Insurance Company of America, et al.; No. 99-CVF-00697; In the 111th District Court of Webb County, Texas. The class consists of certain present and former owners of certain annuities and interest-sensitive life insurance policies issued or acquired by Americo Financial between January 1, 1993 and October 1, 2001. By orders dated January 25, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were timely filed. Under the terms of the settlement, Americo Financial has agreed, among other things: (1) to provide three years of free accidental death benefit coverage to most of the class members; (2) to create a claim resolution process to resolve claims of individual class members; (3) to pay the named plaintiffs and their attorneys a cash payment of $1,945,000; and (4) to pay the administrative costs of the settlement. In the claim resolution process, the relief to be provided will consist of cash awards and credits, premium vouchers, policy modifications, accidental death benefit coverage, and interest. Additionally, Americo Financial and certain of its codefendants have agreed to arbitrate among themselves how the costs associated with the settlement will be allocated. Both the settlement and the order approving the settlement acknowledge that Americo Financial and its codefendants have denied, and continue to deny, all allegations of wrongdoing.

     On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively Fremont) were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). On April 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On May 31, 2000, the California Court of Appeals affirmed the dismissal of plaintiff's fraud and reformation claims, but reversed the dismissal of claims alleging unconscionability, breach of covenant of good faith and fair dealing and statutory unfair business practices. The California Supreme Court denied defendants' petition for review, and the case has been remanded to the trial court for further proceedings.

     Great Southern and Americo, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and Americo, were named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas). The class members, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in an unrelated company (Entrepreneur Corporation) to be made public at some point in the future. On July 26, 2000, the Court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. The Texas Court of Appeals affirmed the trial court's approval of the settlement on November 9, 2001 and denied appellant's motion for rehearing on January 15, 2002. No petition for review by the Texas Supreme Court was filed, and the order approving the settlement is now final. Shortly before the settlement was approved by the trial court, a co-defendant named in the lawsuit, Norman T. Faircloth, filed a cross-claim against several of the other defendants, including Americo, Great Southern, Great American Life Underwriters, Inc., Entrepreneur Corp., and certain officers of Great Southern and Americo. The cross claim asserted claims similar to those asserted by the plaintiffs in the underlying lawsuit and sought similar relief including actual damages, treble and punitive damages, emotional distress damages and an accounting. On April 13, 2001, the court granted summary judgment in favor of Great Southern and other affiliated defendants on such cross-claim.

     On October 21, 1999, a purported class action lawsuit was filed against Great Southern in Orange County Superior Court, California (Alexander v. Fremont General Corporation, Fremont Life Insurance Co., and Great Southern Life Insurance Co.). Plaintiff alleges misrepresentations and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed or issued by Fremont Life Insurance Company, and which were subsequently assumed by Great Southern. The suit sought actual and punitive damages, as well as injunctive and restitutionary relief and an accounting. On February 20, 2002, the court approved a class-wide settlement, which became final on March 25, 2002. The settlement terms require Great Southern to pay $50,000 into a settlement fund.

     On August 16, 1999, a purported class action lawsuit (Pritzker v. The College Life Insurance Company of America, and Loyalty Life Insurance Company, U.S. District Court for the District of Massachusetts) was filed against the Company's subsidiary, The College Life Insurance Company of America (now Americo Financial), and former subsidiary, Loyalty Life Insurance Company. Plaintiff alleges misrepresentations, breach of contract, and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed by defendants. Plaintiff also alleges defendants paid less than the minimum guaranteed interest due under such policies. Plaintiff also has sought leave to add a claim that defendants misrepresented the amount of interest paid in excess of the guaranteed amounts. The suit seeks actual and punitive damages, restitutionary and injunctive relief and an accounting.

     On December 13, 2001, a purported class action lawsuit (Lukens, et al. v. Ohio State Life Insurance Company) was filed against The Ohio State Life Insurance Company (Ohio State) in California's Los Angeles County Superior Court. The suit alleges that, on or before June 25, 1990, Ohio State breached the terms of certain of its universal life policies by increasing its cost of insurance rates without justification. The suit alleges that the increased rates were improperly motivated by Ohio State's desire to increase its revenues by, among other things, passing on to policyholders its increased tax liabilities under 1990 federal legislation governing the tax accounting for deferred policy acquisition costs. The suit asserts claims for breach of contract; breach of the covenant of good faith and fair dealing; and acts of unfair competition under California's Business and Professions Code. The suit seeks compensatory and exemplary damages in unspecified amounts, as well as injunctive relief and restitution.

     On March 13, 2001, a purported class action lawsuit (Ernesto Cortes v. Ohio State Life Insurance Company, 11th Judicial Circuit Court, Dade County, Florida) was filed against Ohio State. The suit alleges that Ohio State breached its obligations under a term life insurance policy purchased by plaintiff by failing to observe the guaranteed features of the policy. The suit seeks damages in an unspecified amount, prejudgment interest and attorney's fees on behalf of plaintiff and a purported national class of others similarly situated.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the outstanding shares of common stock of the Company are owned by FHC. There is no established public trading market for the Company's common stock.

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock to FHC in exchange for an equal number of shares of FHC cumulative preferred stock in a private transaction exempt from registration under Section 4(2) of the Securities Act. The Company authorized a total of 2,000,000 shares of Series A Preferred Stock. The Company's preferred stock and the FHC preferred stock each have a par value of $1.00 per share and a total stated value of $135.0 million. The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The historical financial information for the five years ended December 31, 2001 and at December 31, 2001, 2000, 1999, 1998 and 1997 has been derived from the audited Consolidated Financial Statements of the Company. The selected consolidated financial data set forth below is qualified in its entirety by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                        (Dollars in thousands, except per share amounts)

                                                  2001        2000 (3)        1999         1998 (2)      1997 (1)
                                                  ----        --------        ----         --------      --------
Statement of Income Data:
Premiums and policy revenues                  $   206,883   $   220,691   $   224,896    $   218,582   $   203,729
Net investment income                             211,081       225,517       227,622        226,534       219,267
Net realized investment gains (losses)             (1,095)       (6,573)        4,174          8,284         2,950
Other income                                        7,149        10,792         6,147         12,163        12,331
                                               ----------    ----------   -----------    -----------    ----------
    Total income                                  424,018       450,427       462,839        465,563       438,277
Policyholder benefits                             257,437       261,195       261,342        251,506       262,940
Commissions                                         8,715         4,348         8,928          8,439        11,230
Amortization expense                               42,909        67,998        73,643         87,189        43,694
Interest expense                                    9,612        10,057        11,704         12,057        12,089
Other operating expenses                           78,481        84,389        91,004         94,345        77,038
Restructuring expenses                              9,914             -             -              -             -
                                               ----------    ----------    ----------     ----------    ----------
Income before provision for income taxes and
 cumulative effect of a change in accounting
  principle                                        16,950        22,440        16,218         12,027        31,286
Provision for income taxes                          5,657         7,568         4,744          3,235         9,230
                                               ----------    ----------   -----------    -----------    ----------
Income before cumulative effect of a change
 in accounting principle                           11,293        14,872        11,474          8,792        22,056

Cumulative effect of a change in accounting
 principle                                            832             -             -              -             -
                                               ----------    ----------    ----------     ----------    ----------
Net income                                    $    12,125   $    14,872   $    11,474    $     8,792   $    22,056
                                              ===========   ===========   ===========    ===========   ===========
Net income applicable to common stock per
 common share                                 $  1,212.51   $  1,487.20   $  1,147.40    $    879.20   $  2,205.60
                                              ===========   ===========   ===========    ===========   ===========

Average common shares outstanding                  10,000        10,000        10,000         10,000        10,000
                                                   ======        ======        ======         ======        ======
Balance Sheet Data:
Total investments                             $ 2,685,129   $ 2,420,881   $ 2,361,019    $ 2,346,395   $ 2,125,813
Total assets                                    4,379,036     4,241,154     4,188,162      4,105,814     4,061,236
Total debt                                        101,547       102,297       111,165        132,533       132,884
Total liabilities                               4,126,728     3,986,492     3,962,848      3,848,634     3,814,374
Stockholder's equity                              252,308       254,662       225,314        257,180       246,862

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The following discussion analyzes significant items affecting the results of operations and the financial condition of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Statements using verbs such as "plan", "anticipate", "believe", "expect" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and surrenders of the Company's products, investment spreads and yields or the earnings and profitability of the Company's activities.

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

General

     The Company's amounts of life insurance and annuities in force have experienced changes over the last two years. These changes can be measured by the changes in the Company's liabilities over this period. The liabilities as of December 31 of the last three years are summarized in the following table (in millions):

                                                                2001              2000             1999
                                                                ----              ----             ----
Life Insurance Operations
Policyholder account balances:
   Universal life                                              $ 1,456.2        $ 1,433.7         $ 1,445.9
   Annuities                                                       373.6            424.6             588.7
Reserves for future policy benefits                                805.2            819.9             822.9
                                                               ---------        ---------         ---------
                                                               $ 2,635.0        $ 2,678.2         $ 2,857.5
                                                               =========        =========         =========

                                                                2001              2000             1999
                                                                ----              ----             ----
Asset Accumulation Operations
Policyholder account balances:
   Universal life                                              $    53.6        $    42.3         $    31.3
   Annuities                                                       846.5            723.1             533.7
Reserves for future policy benefits                                  6.1               -                 -
                                                               ---------        ---------         ---------
                                                               $   906.2        $   765.4         $   565.0
                                                               =========        =========         =========

     The following table summarizes the Company's sales in terms of collected first year premiums over the three-year period ended December 31, 2001.

                                                                2001              2000             1999
                                                                ----              ----             ----
                                                                             (in millions)

Life insurance premiums                                        $    49.2        $    42.7         $    47.7
Annuity premiums                                                   158.1            199.5             184.3
                                                               ---------        ---------         ---------
                                                               $   207.3        $   242.2         $   232.0
                                                               =========        =========         =========

     As shown in the above tables, the Company's growth over the last two years has primarily occurred in the annuity balances of the asset accumulation operations. This growth has been derived from a combination of new sales and renewal premiums, primarily associated with the Company's equity-indexed annuity products. The reserve balances in the Company's life insurance operations, with the exception of the annuities, have remained fairly constant during the last two years. The Company has been able to issue sufficient new business to offset the surrenders and lapses in its older blocks of business.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Company to make certain judgements and estimates that affect the amounts reported in the financial statements and in the notes thereto. These judgements and estimates are based on the best information available to the Company at the time and are often based on historical experience of the Company. However, actual results will often differ from these estimates. The revision of estimates can have a significant impact on the reported results of operations for a period.

     The Company's reserves for future policy benefits of $811.4 million at December 31, 2001 on term life insurance and whole life insurance policies are calculated using estimates of investment yields, mortality and withdrawals. These estimates are based upon the Company's historical experience and historical experience of the life insurance industry. Policyholder account balances of universal life-type and annuity products of $2,729.9 million at December 31, 2001 represent accumulated contract values, without reduction for potential surrender charges and deferred front-end contract charges that are amortized over the term of the policies. Additions to the reserves for universal life-type policies are required when their balances, in addition to anticipated future net cash flows, including investment income, are insufficient to cover future benefits and expenses.

     The costs of new business produced, principally commissions, certain policy issue and underwriting expenses and certain variable agency expenses, are deferred. The Company's deferred policy acquisition cost asset was $242.2 million at December 31, 2001. The cost of business acquired asset of $149.7 million at December 31, 2001 represents the amount of purchase price assigned to the value of the policies at acquisition. For traditional life products, these costs are amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing benefit reserves. For universal life, interest-sensitive and investment products, these costs are amortized in relation to the present value, using the current and projected credited interest rate, of expected gross profits of the policies over the anticipated coverage period. Anticipated investment returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of deferred policy acquisition costs, the cost of business acquired and unearned policy revenues.

     Retrospective adjustment of deferred policy acquisition costs and the cost of business acquired are made annually upon the revision of estimates of current or future gross profits on universal life-type and annuity products. Recoverability of these assets is evaluated annually by comparing the current estimate of future profits to the unamortized asset balances. The Company recorded retrospective adjustments to these asset balances during both 2001 and 2000 as more fully discussed in the "Segment Results" and "Consolidated Year to Year Comparisons" which follow.

     Impairment of investment securities owned by the Company results in a realized investment loss when a market decline below cost is deemed to be other than temporary. Management regularly reviews each investment security against criteria that include the extent of the decline in the market value of the security, the duration of the decline and the financial health and prospects of the issuer of the security. The Company recorded a realized loss of $2.1 million on an individual security in its December 31, 2001 income statement as a result of its review process.

     Other significant accounting policies do not involve the same level of estimation and management judgement as those described above. These accounting policies are described in Note 1 to the consolidated financial statements included elsewhere in this Form 10-K.

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

     The Company's equity-indexed annuity (EIA) products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in external indices over a two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretion to change the participation rate at the beginning of each index period, subject to contractually-guaranteed minimums. SFAS No. 133 requires that each premium deposit be bifurcated between the embedded derivative component and the host contract component. The embedded derivative component of the Company's EIA products includes the options issued to the policyholder for the current index period and for forward-starting periods. The Company records the changes in the values of the embedded derivatives in current earnings as a component of policyholder benefits. The host contract accretes interest to a maturity value over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

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

     The adoption of SFAS No. 133 during 2001 has a significant impact on the comparability of income statement components versus 2000. The impact on individual income statement components is addressed in the discussion of the results for the year ended December 31, 2001 below.

Segment Results

     Revenues and income before income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard ("SFAS") No. 131, "Financial Reporting for Segments of a Business Enterprise", are summarized as follows (in millions):

                            Life Insurance                   Asset Accumulation                    Non-Insurance
                              Operations                         Operations                          Operations
                    -------------------------------     ------------------------------     -------------------------------

                      2001       2000      1999          2001       2000      1999           2001      2000       1999
                      ----       ----      ----          ----       ----      ----           ----      ----       ----

Revenues              $362.4     $380.3    $398.4         $63.0      $57.8     $42.6           $6.4      $4.9       $6.0
Income (loss)
  before income
   taxes                51.0       46.8      43.9          (1.4)      10.6       0.6            1.3       1.9        4.0

     Life insurance operations. Income before income taxes increased $4.2 million from 2000 to 2001. The profits in both 2001 and 2000 were significantly affected by changes in amortization expense and changes in the Company's policy reserves. Revisions to estimates of future gross profits resulted in a decrease in amortization expense of $21.9 million in 2001 and an increase in amortization expense of $6.6 million in 2000. The most significant revision to estimated gross profits in 2001 occurred as a result of changes in estimated policy revenues and in policy benefits, including revisions made to reflect the anticipated impact of the settlement of litigation in which the Company was the defendant. The increase in reserves in 2001 was $13.0 million higher, primarily associated with the same policies subject to the litigation settlements. Excluding the changes in amortization and the increases in policy reserves discussed above, income before income taxes decreased $11.3 million from 2000 to 2001. This decrease in profits was primarily the result of (i) a $7.0 million increase in death benefits from 2000 to 2001 and (ii) lower profits on the Company's preneed business in 2001 due to adverse lapse experience.

     Income before income taxes increased $2.9 million from 1999 to 2000. This increase in profits is due primarily to (i) a $10.5 million decrease in death benefits, net of reserves for policy benefits released on traditional death benefits, offset by (ii) a $4.6 million decrease in deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity products in both 2000 and 1999. In addition, amortization expense of cost of business acquired assets increased $2.9 million on a closed block of annuity business in 2000 due to higher levels of surrenders in 2000. This increased amortization expense was partially offset by a $1.0 million increase in surrender charge revenue on this same block of business.

     Asset accumulation operations. Income before income taxes decreased $12.0 million from 2000 to 2001. The profits in both 2001 and 2000 were significantly affected by changes in amortization expense. Revisions to estimates of future gross profits resulted in an increase in amortization expense of $3.1 million in 2001 and a decrease in amortization expense of $5.5 million in 2000. The most significant revision to estimated gross profits in 2001 occurred as a result of changes in estimated policy benefits, including revisions made pursuant to the anticipated impact of the settlement of litigation in which the Company was the defendant. Excluding the changes in amortization expense discussed above, income before income taxes decreased $3.4 million from 2000 to 2001. This decrease in profits was primarily the result of (i) lower surrender charge income in 2001 and (ii) an additional $1.4 million of expense accrued for commission bonus plans in 2001.

      Income before income taxes increased $10.0 million from 1999 to 2000. The primary reasons for the increase were (i) a $3.5 million reduction in amortization of deferred policy acquisition costs resulting from revisions made to the Company's estimate of future gross profits from its interest-sensitive life and annuity products in both 2000 and 1999, (ii) a $2.7 million increase in surrender charge revenue resulting from higher levels of surrenders in 2000, and
(iii) an increase in interest margins due to higher fund values on annuity business in 2000.

     Non insurance operations. Income before income taxes decreased $0.6 million from 2000 to 2001. The primary reason for the decrease was a $0.6 million decrease in income from Argus in 2001 compared to 2000. Income before income taxes decreased $2.1 million from 1999 to 2000. The primary reasons for the decrease were (i) a $1.8 million decrease in income from Argus in 2000 and (ii) a $0.5 million decrease in income from the real estate entities. The Company dividended its interest in Argus to FHC in December 2001.

     The difference between the segment revenues and income before income taxes shown above and the amounts reported in the Company's consolidated financial statements appearing elsewhere in this report result from items not allocated to specific segments. The significant reconciling items which are not allocable to a segment are interest expense and a portion of (i) net investment income, (ii) operating expenses, (iii) net realized investment gains and losses and (iv) certain non-recurring transactions such as gains from the sale of subsidiaries. The net loss from reconciling items was $3.0 million less in 2001 than in 2000. The improvement from 2000 to 2001 resulted from (i) net realized investment losses of $1.1 million in 2001 compared to net realized investment losses of $6.6 million in 2000, (ii) $4.0 million of trading gains from the Company's trading portfolio in 2001, (iii) lower litigation settlement costs in 2001 and
(iii) continued improvement in the reduction of operating expenses from 2000 to 2001. The positive factors in 2001 were partially offset by $9.9 million of losses related to the Company's decision in 2001 to exit certain business and relocate certain operations.

     Similar reconciling items had the effect of decreasing income before income taxes by $3.1 million from 1999 to 2000. The primary reasons for the decrease were (i) a $10.8 million increase in net realized investment losses not allocated to segments, offset by (ii) a $3.9 million decrease in operating expenses due to cost controls implemented in 2000, (iii) a $1.9 million increase in net investment income related to a reduction in the unrecovered ceding commission due to the Reinsurer, and (iv) a $1.6 million decrease in interest expense due to lower average outstanding notes payable in 2000 compared to 1999.

Consolidated Year to Year Comparisons

     Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Income before income taxes and cumulative effect of a change in accounting principle in 2001 was $17.0 million compared to $22.4 million in 2000. Excluding the effects of net realized investment gains and losses, income before income taxes decreased $11.0 million for this same period from $29.0 million to $18.0 million. The primary reasons for the decrease in profits in 2001 compared to 2000 were (i) a $8.4 million increase in death benefits, net of reserves released on traditional death benefits, (ii) a $7.0 million decrease in surrender charge income on closed blocks of universal life and annuity business, and (iii) a $9.9 million restructuring loss in 2001 related to the Company's decision to terminate certain operations and relocate other operations. These decreases in profits were partially offset by (i) lower amortization expense in 2001 resulting from the revisions of estimates of the future gross profits on certain of its universal life-type and annuity products and (ii) a decrease in amortization expense resulting from lower surrender charge income in 2001.


     Premiums and policy revenues. Premiums and policy revenues totaled $206.9 million in 2001 compared to $220.7 million in 2000. Premiums from traditional life insurance and preneed policies decreased $4.9 million during 2001 compared to 2000. A $12.4 million decrease in premiums from the Company's inforce traditional life insurance business was partially offset by a $7.5 million increase in preneed premiums. Policy revenues from interest-sensitive life and annuity products decreased $8.0 million from 2000 to 2001. This decrease was primarily due to a $7.0 million reduction in surrender charge revenue in 2001 as a result of lower surrenders in closed blocks of annuities and the asset accumulation business.

     Net investment income. Net investment income totaled $211.1 million in 2001 compared to $225.5 million in 2000. Net investment income for the years ended December 31, 2001 and 2000 was comprised of the following (in millions):

                                                             2001                     2000
                                                             ----                     ----
Fixed maturities                                           $    148.4               $    136.6
Mortgage loans                                                   20.7                     19.4
Policy loans                                                     10.2                     11.6
Reinsurance funds held by reinsurer                              48.7                     54.7
Derivatives                                                     (19.1)                       -
Other, net of investment expenses                                 2.2                      3.2
                                                           ----------               ----------
     Net investment income                                 $    211.1               $    225.5
                                                           ==========               ==========

     The reduction in net investment income in 2001 was primarily due to a $19.1 million decrease in fair value of call options and futures contracts owned by the Company. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities. Excluding the decrease in the fair value of derivative assets, investment income for 2001 increased $4.7 million compared to 2000. Investment income on fixed maturity securities increased $11.8 million in 2001 based upon the increased amount of fixed maturity securities owned by the Company in 2001 versus 2000. Investment income earned on reinsurance funds held by reinsurer decreased $6.0 million from 2000 to 2001 because these funds decreased in 2001. The liabilities related to these reinsurance funds experienced similar reductions in 2000.

     Net realized investment losses. Net realized investment losses totaled $1.1 million in 2001 compared to net realized investment losses of $6.6 million for 2000. During the years ended December 31, 2001 and 2000, the Company recorded realized gains on common stock of $5.5 million and $4.3 million, respectively. The Company also recorded realized losses on fixed maturity investments of $6.9 million and $11.4 million, respectively, during the years ended December 31, 2001 and 2000.

     Other income. Other income totaled $7.1 million for 2001 compared to $10.8 million for 2000. The primary reason for this decrease was a reduction in servicing revenue on blocks of business which have been permanently coinsured to other insurance companies.

     Policyholder benefits. Policyholder benefits totaled $257.4 million for 2001 compared to $261.2 million for 2000. As discussed above, included in policyholder benefits in 2001 is a $22.2 million reduction related to the decline in value of the issued options embedded in the Company's equity-indexed annuity liabilities. Excluding the decrease in the value of the issued options, policyholder benefits increased $18.4 million from 2000 to 2001. Death benefits, net of reserves released on traditional death benefits, during 2001 were $8.6 million higher than 2000. The remaining increase in policyholder benefits from 2000 to 2001 was attributable to higher increases in reserves for future policy benefits in 2001.

     Commissions. Commission expense totaled $8.7 million for 2001 compared to $4.3 million in 2000. The increase in commission expense in 2001 included an additional $1.4 million of expense accrued for commission bonus plans. The receipt of approximately $1.5 million of nonrecurring reimbursements had reduced commission expense in 2000. These reimbursements were offset by higher ceded premiums on the same reinsurance agreement in 2000.

     Amortization expense. Amortization expense totaled $42.9 million for 2001 compared to $68.0 million for 2000. The decrease resulted from (i) a revision of estimated future gross profits on blocks of universal life and annuity business and (ii) lower amortization expense in closed blocks of universal life and annuity business.

     During 2001, the Company revised its estimates of the future gross profits on certain of its universal life-type and annuity products. The revisions primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. Certain of these revisions resulted from the anticipated impact of settling litigation in which the Company was the defendant. As a result of these changes in estimates, the Company recorded retrospective adjustments during 2001 which increased the cost of business acquired asset by $21.4 million and which decreased the deferred policy acquisition cost asset by $3.0 million.

     The Company's closed blocks of universal life and annuity business experienced significantly lower levels of withdrawals during 2001 than during 2000. The decrease of $5.0 million in amortization expense related to these blocks was partially offset by the lower surrender charge revenue during 2001, as discussed above.

     Other operating expenses. Other operating expenses totaled $78.5 million for 2001 compared to $84.4 million for 2000. Included in other operating expenses for 2001 was a $3.5 million increase in the allowance for receivables from agents which the Company has estimated to be uncollectible, $1.5 million of litigation costs and $0.8 million related to the costs of mailing notices to policyholders to comply with recently-issued federal privacy regulations. The majority of the agent receivables deemed uncollectible were older balances on which related litigation was settled during 2001. Other operating expenses for the year ended December 31, 2000 included $3.1 million of costs associated with the settlement of lawsuits. The remaining net reduction in other operating expenses from 2000 to 2001 reflects the Company's continued efforts to reduce expenses and improve the efficiency of its operations.

     Restructuring expenses. During 2001, the Company made certain changes to its administrative and sales operations involved in the sale of insurance products to the tax-qualified market. Among other matters, the Company decided to relocate operations located in Austin to existing operations located elsewhere. Additionally, the Company decided to cease operations of an entity that previously provided administration for retirement and cafeteria plans to school districts and other clients. Among the factors leading to these decisions was the settlement of litigation in which the Company had been a defendant. The relocation of the remaining Austin operations will be completed in May 2002. In connection with these business decisions, the Company recorded a restructuring loss of $9.9 million consisting of several components. The Company determined that a portion of the goodwill related to these entities had become impaired. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4.7 million. The restructuring loss includes $1.5 million representing the unamortized cost of software developed for use by these entities and exit costs of $0.9 million for expected severance payments and for lease payments on the Austin office space beyond the date of the relocation. The remaining portion of the loss consists of the operating expenses of the third party administrator.

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

     Premiums and policy revenues. Premiums and policy revenues totaled $220.7 million in 2000 compared to $224.9 million in 1999. Excluding the effect of the payroll-deduction business, premiums and policy revenues increased $11.0 million from 1999 to 2000. Premiums from traditional life insurance business increased $10.3 million. First year premiums on life insurance sold in the preneed market increased $14.7 million in 2000 compared to 1999. Sales in this market began in the fourth quarter of 1999. The increase in the preneed market was offset by a decrease in premiums from the remainder of the Company's inforce traditional life insurance business. Policy revenues from interest-sensitive life and annuity products increased $0.7 million from 1999 to 2000. This increase was primarily due to (i) a $2.7 million increase in surrender charges from the Company's asset accumulation business, (ii) a $1.0 million increase in surrender charges related to a closed block of annuity business, offset by (iii) a $3.9 million decrease in administration charges on the Company's universal life insurance business.

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

     Other operating expenses. Other operating expenses totaled $84.4 million in 2000 compared with $91.0 million in 1999. During 2000, the Company reviewed the levels of general expenses in all of its operating and corporate departments. The Company identified sources of expense savings through increased cost controls which have reduced expenses by $3.9 million from 1999 to 2000. Other operating expenses also decreased due to lower expenses related to the Company's AFS marketing operations. In both 2000 and 1999, other operating expenses included $5.0 million of costs associated with litigation.

Financial Condition and Liquidity

     Liquidity. Americo has no operations of its own and relies on its subsidiaries for funds. Americo's cash requirements consist of debt service requirements on notes payable, amounts due to FHC under advisory and data processing agreements and its own operating expenses. These cash requirements are met by dividends from United Fidelity and by payments of principal and interest on surplus debentures that Americo holds which were issued to it by United Fidelity. Americo also receives payments under investment advisory and data processing agreements with its insurance subsidiaries which permit Americo to recover a portion of the amounts paid by it under similar agreements with FHC. On a stand-alone basis, at December 31, 2001, Americo had a total of $28.8 million of cash, marketable equity securities and fixed maturity securities available for debt service and other corporate requirements. During 1999, Americo repaid the $21.0 million then outstanding under a credit facility, using available cash and $12.3 million of dividends received from its life insurance subsidiaries. This credit facility was terminated during 1999.

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

     In connection with the acquisition of The Victory Life Insurance Company in July 1995, Americo issued notes payable to the seller with face amounts aggregating $17.0 million. Of the $17.0 million face amount of notes payable issued to the seller, $5.0 million mature in 2015 and the remaining $12.0 million mature in 24 equal semi-annual installments, the first of which was due in 1995. The notes are recorded in the Company's consolidated financial statements at their discounted value of $10.0 million, which assumes an average effective rate of 11.5%.

     At December 31, 2001, Americo held four United Fidelity surplus debentures with an aggregate unpaid balance of $120.0 million. The terms of the surplus debentures have been established to provide for the payment of principal and interest to Americo in amounts sufficient to make timely payments on Americo's external debt obligations in accordance with their payment schedules. The surplus debentures and their payment schedules have been approved by the Texas Department of Insurance; therefore, no scheduled payment will require the further approval of the Texas Department of Insurance.

     The surplus debentures contain restrictions which prevent United Fidelity from making principal and interest payments if such payments reduce United Fidelity's statutory capital and surplus below an amount specified in the surplus debenture agreements. The most restrictive minimum surplus requirement contained in the surplus debentures is $37.5 million; United Fidelity's capital and surplus at December 31, 2001 was $100.6 million. Any future payment of principal or interest on such surplus debentures will be limited by the ability of the subsidiaries of United Fidelity to pay dividends to United Fidelity and may be further limited by United Fidelity's RBC requirements. See "Business Regulation". The Company does not believe that United Fidelity will have any difficulty in meeting its obligations under these surplus debentures in the foreseeable future.

     In order to meet its obligations under the surplus debentures, United Fidelity uses funds generated by its insurance operations and dividends from its insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions. The insurance holding company statutes of Texas, in which the Company's insurance subsidiaries are domiciled, regulate payment of dividends by an insurance company to its parent. Generally, without the consent of the state's insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, and (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Additionally, an insurance company is required to notify the respective insurance department prior to the payment of ordinary dividends.

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

     The Company believes that its investment portfolio will allow it to satisfy all existing contractual obligations to policyholders. At December 31, 2001, the Company's investment portfolio included $59.7 million of cash and short-term investments, $74.5 million of marketable equity securities, $228.9 million of U.S. Treasury and government securities, mortgage-backed securities and asset-backed securities and $892.8 million of corporate bonds classified as available for sale, the vast majority of which management believes could be readily converted to cash.

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock to FHC in exchange for an equal number of shares of FHC cumulative preferred stock. The Company authorized a total of 2,000,000 shares of Series A Preferred Stock, which ranks senior to the Company's common stock as to dividends and liquidation rights. The Company's preferred stock and the FHC preferred stock each have a par value of $1.00 per share and a total stated value of $135.0 million. Cumulative annual dividends on the Company's preferred stock of 3.38% plus the LIBOR rate are payable quarterly, either in cash or in additional shares of preferred stock. The Company will receive a quarterly dividend on the FHC preferred stock of 3.11% plus the LIBOR rate per annum, either in cash or in additional shares of FHC preferred stock. The Company is required to redeem any outstanding shares of the Series A Preferred Stock on December 31, 2016 for $100 per share plus any unpaid dividends.

     The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock, when payable, will also be substantially offset by the dividends payable on the FHC preferred stock.

     On December 31, 2001, Americo Retirement Services, Inc. (ARS), a wholly-owned subsidiary of Americo Life, Inc., established a grantor trust (the Trust) for the purpose of paying certain amounts due under a litigation settlement agreement. The Trust was funded with a contribution of the FHC preferred stock received by Americo in exchange for Americo's own preferred stock. In order to fund its obligations, the Trust is authorized to sell shares of the FHC preferred stock as necessary. FHC has a right of first refusal on any shares the Trust offers for sale. The Trust will exist until all such obligations for which it has been made responsible have been paid or expired. At such time, any assets remaining in the Trust will revert back to ARS. The accounts of the Trust are included in the consolidated financial statements of the Company. The Company's December 31, 2001 consolidated financial statements reflect the Company's best estimate of its liability under the settlement.

     Financial condition. Stockholder's equity decreased to $252.3 million at December 31, 2001 from $254.7 million at December 31, 2000. The decrease was the result of a decrease in net unrealized investment gains of $4.9 million and $9.6 million of dividends to FHC, partially offset by net income of $12.1 million. The dividends consisted of the Company's ownership interest in Argus and $2.0 million of cash. Net unrealized investment losses in 2001 were recorded due to a decrease in the market value of the Company's available for sale fixed maturities and equity securities. See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the components of the change in net unrealized investment gains.

     Statutory capital and surplus of the Company's insurance subsidiaries at December 31, 2001 includes $19.8 million arising from financial reinsurance agreements, which amount is not included in stockholder's equity on a GAAP basis.

     Investment Portfolio. The Company has what it believes to be a conservative investment philosophy. The credit quality of its portfolio is high with limited amounts of securities below investment grade. The Company's policy is to have a substantial portion of its investment portfolio in fixed income securities with call protection.

     The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and S&P and Moody's ratings at December 31, 2001:

                                                 Equivalent                                              Total
           S&P                    Moody's           NAIC       Held to     Available                   Carrying
        Rating (1)               Rating (1)      Rating (1)  Maturity (2) for Sale (3)  Trading (4)     Amount      Percentage
       -----------             -----------      ---------   -----------   -----------   ----------     --------     ----------
Investment grade:
AAA                                 Aaa              1       $   253,128   $   465,776  $         -  $   718,904         34.7
AA                             Aa1,Aa2, Aa3          1            70,829       139,472            -      210,301         10.1
A                               A1, A2, A3           1           217,680       263,371       25,771      506,822         24.4
BBB                          Baa1, Baa2, Baa3        2           130,948       391,653       31,989      554,590         26.8
                                                             -----------   -----------  -----------  -----------    ---------
Subtotal                                                         672,585     1,260,272       57,760    1,990,617         96.0

Non-investment grade:
BB or below                    Ba1 or below                       22,304        60,768            -       83,072          4.0
                                                             -----------   -----------  -----------  -----------    ---------

Total fixed maturity
  investments                                                $   694,889   $ 1,321,040  $    57,760  $2,073,689         100.0
                                                             ===========   ===========  ===========  ==========     =========


(1) The ratings set forth above are based on the ratings assigned by S&P and Moody's Investors Service, Inc. ("Moody's"). If S&P's ratings were unavailable, ratings assigned by Moody's were used. If ratings assigned S&P and Moody's were not equivalent, securities were categorized in this table based upon the rating assigned by S&P. Bonds not rated by S&P or Moody's are classified for the purpose of the table according to the rating assigned to them by the NAIC as follows: NAIC class 1 is included in the "A" rating; class 2 in "BBB" and class 3 through 6, "BB or below".

(2) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 2001 was $712.3 million.

(3) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 2001 was $1,308.8 million.

(4) Carrying amount is market value. The amortized cost of trading securities at December 31, 2001 was $57.7 million.

     The Company continually reviews its non-investment grade debt securities (NAIC designations 3 through 6) for evidence of declines in value which are other than temporary. The Company does not anticipate any material increase in its investments in non-investment grade debt securities. At December 31, 2001, the Company's investment portfolio contained no securities which were in default as to principal or interest.

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

     The primary risk associated with the MBS portfolio is that a changing interest rate environment might cause prepayment of the underlying mortgages at prepayment rates different than anticipated at the time of their purchase. The degree to which a security is at risk to either increases or reductions in yield is influenced by (i) the difference between its carrying value and par value,
(ii) the relative sensitivity of the underlying mortgages to prepayment in a changing interest rate environment and (iii) the repayment priority of the securities in each securitization structure.

     The Company manages the yield and cash flow variability of its MBS portfolio by (i) purchasing securities backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value),
(ii) avoiding the purchase of securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities) and
(iii) purchasing securities with prepayment protected structures (such as planned amortization class CMO's). See Note 4 to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for a summary of the Company's investments in CMO's.

     At December 31, 2001, the Company's investment portfolio included $269.9 million of mortgage loans, which were collateralized primarily by multi-family apartments, office buildings and retail properties located in 27 states. Approximately 24% of the portfolio consisted of multi-family apartments, 26% consisted of office buildings, 28% consisted of industrial properties and 22% consisted of other types of properties. At December 31, 2001, approximately 13% of the mortgage loan portfolio was secured by properties in Texas, 18% by properties in Missouri, 9% by properties in Connecticut and 8% by properties in California and Florida. No more than 8% of the remaining portfolio was secured by properties in any one state.

     At December 31, 2001, 0.2% of the mortgage loan portfolio consisted of loans with balloon payments that mature before January 1, 2003. At December 31, 2001, the Company had no mortgage loans delinquent by more than 90 days. There were no loans foreclosed upon and transferred to real estate owned in the Company's consolidated balance sheet at December 31, 2001. The favorable default experience is principally attributable to the Company's selectivity in the purchase of mortgages in connection with acquisitions of its life insurance subsidiaries and in its origination of new mortgage loans. In light of the current interest rate environment, the Company may experience prepayments on its mortgage loan portfolio, thus reducing its yield on such portfolio. The Company plans to continue applying its historical underwriting standards to future investments in mortgage loans.

     Real estate investments made up 1.0% of the carrying value of the Company's cash and invested assets at December 31, 2001.

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

      Because of the restrictions described above under "Financial Condition and Liquidity-Liquidity" which are applicable to surplus debentures and the restrictions imposed by holding company statutes, an adverse outcome in the litigation referred to above could affect the ability of one or more of the Company's insurance subsidiaries to pay dividends or, in the case of United Fidelity, make payments under its surplus debentures to the Company. Further, were a subsidiary to suffer an adverse outcome, the Company might need to contribute capital to such subsidiary so that it could continue to maintain applicable statutory surplus and risk-based capital requirements. See "Business-Regulation-General Regulation and Risk-Based Capital Requirements". Because the Company is a holding company whose own cash and cash equivalents are limited, the Company might have to dispose of some of its assets in order to address a significant judgment suffered by it or one of its subsidiaries. Also, an adverse outcome could affect ratings which the Company's subsidiaries receive from rating agencies, which could affect their ability to compete. See "Business -Competition and Ratings".

Asset-Liability Management

     Management is aware that prevailing interest rates may shift significantly and has strategies in place to manage either an increase or decrease in interest rates. In a rising interest rate environment, the Company's cost of funds would increase over time as it prices its new and existing interest-sensitive and investment products to maintain generally competitive market rates. Management would seek to invest new and renewal premiums in investments which are high yielding and generally correspond to the duration of its liabilities. Management believes that liquidity to fund withdrawals would be available through a combination of incoming cash flow, the sale of short-term or floating-rate instruments and maturing short-duration assets and that therefore the Company could avoid the sale of significant amounts of longer duration fixed-rate assets in an unfavorable bond market. In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its interest-sensitive liabilities. The Company's interest-sensitive liabilities carry minimum interest guarantees, which may cause the reduction in the Company's cost of funds to be less than the overall decrease in market interest rates. In addition, redemptions of callable fixed-rate investments would likely increase in a declining rate environment, causing the Company to reinvest funds at lower yields. In order to mitigate this risk, the Company has reduced its investment in callable securities. Should increased liquidity be required for withdrawals, management believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening which would be expected in the bond market.

     Asset-liability management is utilized by the Company to reduce the risks to the Company for interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate reasonably predictable yields in a variety of interest rate environments. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. The Company's portfolio strategy is constructed with a view to achieving adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability management, liquidity and safety. The Company has structured its investment portfolio to reduce changes in the value of the assets under various rate environments. In that regard, the percentage of the Company's fixed-rate investment portfolio which is non-callable has increased from 44% in 1995 to 73% in 2001. In addition, the portfolio's concentration in mortgage-backed securities and asset-backed securities, which are subject to cash flow variability in changing interest rate environments, has decreased from 38% in 1995 to 29% in 2001. See "Investment Portfolio" section included elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to the Company's investments.

     In order to reduce the probability of unexpected increases in policy or contract surrenders, which would create a need for increased liquidity, the Company has structured its interest-sensitive life insurance and annuity products to include substantial surrender charges. At December 31, 2001, approximately 60% and 92% of the reserves for interest-sensitive life insurance and annuity products, respectively, were for policies with surrender charges or otherwise not subject to discretionary withdrawal by the policyholder. Similarly, at December 31, 2001, the aggregate cash surrender values of the Company's interest-sensitive life insurance and annuity products were approximately 88% and 90%, respectively, of the aggregate policyholder fund value.

     As part of its asset-liability management process, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under various interest rate scenarios. With the results of these computer-generated simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities. At December 31, 2001, the Company's assets had an effective duration of 5.2 and its liabilities had an effective duration of 5.5. If interest rates were to decrease 10% from December 31, 2001 levels, the increase in the value of the Company's liabilities would exceed the increase in the value of the Company's assets by approximately $20 million. Because the Company actively manages its assets and liabilities and has developed strategies to reduce its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

Equity-Indexed Annuities and Derivatives

     The Company's equity-indexed annuity (EIA) products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in external indices over a two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretion to change the participation rate at the beginning of each index period, subject to contractually-guaranteed minimums. SFAS No. 133 requires that each premium deposit be bifurcated between the embedded derivative component and the host contract component. The embedded derivative component of the Company's EIA products includes the options issued to the policyholder for the current index period and for forward-starting periods. The Company records the changes in the values of the embedded derivatives in current earnings as a component of policyholder benefits. The host contract accretes interest to a maturity value over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

     The Company manages its exposure to changes in the fair value of EIA embedded derivatives by purchasing exchange-traded and over-the-counter indexed call options and futures contracts on the same external indices. Neither these assets nor the related EIA embedded derivatives are eligible for hedge accounting treatment under SFAS No. 133. The Company recognizes the change in fair values of these assets as a component of net investment income.

     The Company also uses computer-generated simulations to evaluate how effectively it has managed the risk associated with these derivatives. The Company periodically generates 500 different interest rate and equity return scenarios to measure the present value of its equity-indexed annuity block of business. Over 95% of these scenarios returned a positive present value using a 9% discount rate. The standard deviation of the resulting present values was approximately $11.0 million.

Effects of Accounting Pronouncements

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

     The FASB has also recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, adoption of SFAS No. 143 will not affect the Company's consolidated financial statements.

     SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB No. 30") Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations" operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect that adoption of SFAS No. 144 will have a significant effect on its consolidated financial position or results of operations.

     The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position No. 01-05 ("SOP 01-05") "Amendments to Specific AICPA Pronouncements for Changes Related to the NAIC Codification." SOP 01-05 amends SOP 94-5 "Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises" in response to the completion of the codification of statutory accounting principles. SOP 01-05 requires the disclosure of prescribed or permitted statutory accounting practice and the related effect on statutory surplus of using an accounting practice that differs from either state prescribed statutory accounting practices or NAIC codified statutory accounting principles. These disclosures are required beginning with financial statements issued for fiscal years ending after December 15, 2001. The Company has adopted the disclosure requirements of SOP 01-05 in its December 31, 2001 consolidated financial statements.

     The AICPA also recently issued Statement of Position No. 01-06 ("SOP 01-06") "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. SOP 01-06 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's accounting practices for its lending activities are already consistent with the guidance contained in SOP 01-06. Therefore, adoption of SOP 01-06 will not have a significant effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the "Asset-Liability Management" and "Derivatives" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements for the three years ended December 31, 2001 and the related report of independent accountants thereon are set forth at pages F-2 to F-29 hereof and are incorporated herein by reference. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Directors and Executive Officers are as follows:

           Name          Age                                      Position

Michael A. Merriman      44     Chairman of the Board and Director

Gary L. Muller           55     President, Chief Executive Officer and Director

Timothy S. Sotos         53     Director

Gary E. Jenkins          44     Executive Vice President and Treasurer

Mark K. Fallon           47     Senior Vice President of Investments and Chief
                                Financial Officer

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

     Gary E. Jenkins became Executive Vice President of Americo on September 20, 2000 and of all of its insurance subsidiaries effective October 2, 2000. He has served as Treasurer of Americo and the insurance subsidiaries since November 1995. He served as the Chief Financial Officer of Americo until February 14, 2001, having been elected to that position in July 1994. From July 1994 to September 20, 2000, he served as Senior Vice President of Americo and from July 1994 to October 2, 2000 he served as Senior Vice President of the insurance subsidiaries.

     Mark K. Fallon became Senior Vice President and Chief Financial Officer effective February 14, 2001. He continues to serve as Senior Vice President and Assistant Secretary - Investments of Americo and all of the insurance subsidiaries. Previously, he served as Vice President of Americo and all of the insurance subsidiaries since 1993.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated Executive Officers of the Company for the three years ended December 31, 2001.

                                          Summary Compensation Table

                      Name and
                Principal Occupation                                  Annual Compensation           All Other
                --------------------                     Year        Salary          Bonus      Compensation (1)
                                                         ----        ------          -----      ---------------
Gary L. Muller                                           2001      $  462,000      $  250,000     $    5,561
President, Chief Executive Officer and                   2000         462,000         275,000          6,610
  Director                                               1999         462,000         350,000          4,990

Michael A. Merriman                                      2001         363,000               -          5,561
Chairman of the Board                                    2000         363,000               -          6,680
                                                         1999         363,000               -          4,990

Gary E. Jenkins (2)                                      2001         300,000         200,000         56,222
Executive Vice President                                 2000         200,000         150,000          6,451
                                                         1999         200,000         175,000          4,992

James L. Anderson                                        2001         250,000         125,000          6,215
Senior Vice President                                    2000         250,000         125,000          6,268
                                                         1999         250,000         125,000          5,148

Mark K. Fallon (3)                                       2001         225,000         125,000          6,221
Senior Vice President of Investments and                 2000               -               -              -
  Chief Financial Officer                                1999               -               -              -



------------------------------------------------------

(1) Includes amounts contributed by the Company for the benefit of the person identified under the Company's Saving Plan (as hereinafter defined) and Supplemental Accidental Death and Dismemberment coverage.

(2) Amount includes $50,000 of compensation for a retroactive salary adjustment back to 2000.

(3) Mark Fallon received compensation from Financial Holding Corporation in 2000 and 1999.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has 10,000 shares of Common Stock and 1,350,000 shares of Series A Preferred Stock outstanding at March 26, 2002 all of which were beneficially owned by FHC, whose principal executive offices are located at 300 West 11th Street, Kansas City, Missouri 64105 and whose phone number is (816) 391-2000. The Company's common stock is the only capital stock with voting powers.

     The following table sets forth certain information with respect to beneficial ownership by Directors and Executive Officers of Americo, named in
Item 11 "Summary Compensation Table" above, of FHC's Common Stock.


                                                                              Amount and Nature
                                                                               of Beneficial        Actual Percent
    Title of Class                  Names of Beneficial Owners                   Ownership             of Class
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with FHC

     Americo or one of its subsidiaries has the following agreements with FHC or its affiliates, none of which may be deemed the result of arm's length negotiations between independent parties.

     Advisory Agreement. The Company appointed FHC to act as investment advisor on a non-exclusive basis to the Company and its wholly-owned insurance subsidiaries pursuant to an advisory agreement between the Company and FHC ("Advisory Agreement"). Under the Advisory Agreement, as amended in 1999, FHC supervises and directs the composition of the investment portfolios of the Company and its insurance subsidiaries in accordance with their respective objectives and policies. For its services under the Advisory Agreement, FHC is paid in advance a quarterly fee based on the aggregate statutory book value of the investable assets of the Company and its subsidiaries as of the end of the prior fiscal quarter. Under this formula, the fee paid for the year ended December 31, 2001 was $3.9 million. FHC also is entitled to receive reimbursement for certain commissions, brokerage and other expenses incurred by it in the performance of its duties. The Company recovers amounts paid to FHC under the Advisory Agreement from the insurance subsidiaries, subject to regulatory limitations. The Advisory Agreement provides that FHC shall not be liable for any losses except for those resulting from willful misfeasance, bad faith or gross negligence, or from reckless disregard by FHC of its duties.

     Data Processing Agreement. Pursuant to a data processing services agreement ("Data Processing Agreement") between FHC and the Company, as amended in 1999, FHC provides the Company and its insurance subsidiaries with record-keeping services for certain life insurance and annuity products. FHC is party to an agreement with CSC, a third-party vendor, which provides these services. The Company pays FHC an amount equal to (i) the amount FHC pays to CSC plus (ii) amortization of FHC's development costs. The aggregate fee paid for the year ended December 31, 2001 under the Data Processing Agreement was $8.6 million. FHC also is entitled to reimbursement for its reasonable out-of-pocket expenses incurred in performing the Data Processing Agreement. The Company is also a party to a separate data processing services agreement with its wholly-owned insurance subsidiaries wherein the subsidiaries agree to use the services FHC provides and to pay for them pursuant to a separate data processing services agreement (the "Subsidiary Data Processing Agreement"). Under the Data Processing Agreement, Americo agrees to indemnify FHC against liabilities arising out of, among other matters, actions taken by FHC under the agreement in good faith and with due diligence. Americo's subsidiaries have similar indemnification agreements with Americo under the Subsidiary Data Processing Agreement.

     Reimbursement of Expense Agreement. The Company and its subsidiaries have entered into a cost sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane owned by a subsidiary of FHC. Under this agreement, each party pays the cost of any air transportation expenses which can be identified as incurred for its sole benefit, and expenses which cannot be so identified are allocated based on utilization. Americo and its subsidiaries incurred approximately $0.3 million of expense under this agreement for the year ended December 31, 2001.

     FHC Lease. The Company's subsidiary, United Fidelity, owns a building in Kansas City which is leased to and occupied by FHC. Under the terms of the lease, FHC pays $8,500 per month in rent and has an option to purchase the building for $1.2 million, an amount equal to its statutory book value and which approximates its current fair market value. The exercise price of the option is revised annually to the greater of fair market value or statutory carrying value. Management believes that the rentals under the lease are comparable to market rental values for comparable space and footage in the local market.

Other Transactions

     FHC and certain of its non-life insurance subsidiaries, including the Company, are parties to a tax sharing agreement under which (i) tax savings and tax detriments inure to the party contributing the expense or other item that reduces or increases, as the case may be, the consolidated group's taxes from what they would have been had each member filed separately, and (ii) losses arising from filing the consolidated return are equitably divided among the parties in the same manner that they benefited from savings caused by filing a consolidated return.

     The Company leases office space (and related parking facilities) in buildings owned by Broadway Square Partners, LLP, a limited liability partnership in which one of the partners is SCOL, Inc. ("SCOL"), a Missouri corporation, owned by members of the Merriman family. The aggregate amount paid (including rentals and expense reimbursement) under the lease to Broadway Square Partners in 2001 was approximately $1.4 million. The terms of the lease are as favorable to the Company as those offered to other unaffiliated tenants of the building.

     Subsidiaries of the Company paid an aggregate of approximately $0.3 million in 2001 to Clinical Reference Laboratory, Inc., a Kansas corporation ("Clinical"), which is controlled by the Merriman family and of which Timothy S. Sotos is Chairman of the Board. The amounts paid were for medical testing services performed for the Company's life insurance subsidiaries. The rates paid were competitive with those charged by Clinical to similarly situated unaffiliated insurance companies for similar services.

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock with a stated value of $135.0 million to FHC in exchange for an equal number of shares of FHC cumulative preferred stock. This transaction is more fully described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

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

3.1* Restated Articles of Incorporation, as amended December 28, 2001, of the Registrant.

3.2 Bylaws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

3.3* Certificate of Designations of Series A Preferred Stock of Americo Life, Inc. dated December 21, 2001.

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

4.3(b) Form of Registrant's $6,000,000 6 1/2% Senior Subordinated Note (No. VNO-1-R) due 2010. (Two identical notes (No. VNO-1-R and No. VNO-2-R) were issued in 1998 as replacements for notes originally issued on July 10, 1995. Pursuant to instruction 2 to Item 601 of Regulation S-K, only VNO-1-R is filed).

4.4* Amended and Restated Surplus Debenture No. 004, dated December 1, 2001, as amended, in the amount of $57,760,000 made by United Fidelity Life Insurance Company (successor by merger to FHC Life Insurance Company) to the Registrant.

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

10.2(c) Amendment, effective as of December 31, 1999, to Tax Sharing Agreement, adding Americo Retirement Services, Inc., CAPCO Holdings, L.C., GSSW LM, Inc., GSSW WR, Inc., and GSSW WWA, Inc. as parties.

10.2(d) Amendment, effective January 1, 1998, to Tax Sharing Agreement, adding The Ohio State Life Insurance Company as a party.

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

10.4(a) Cost Sharing Agreement dated as of January 1, 1993, among the Registrant, United Fidelity Life Insurance Company, The College Life Insurance Company of America, Premium Financing Specialists, Inc., PFS Holding Company, Financial Assurance Marketing Corporation, Great Southern Life Insurance Company, Loyalty Life Insurance Company and National Farmers Union Life Insurance Company (incorporated by reference from Exhibit 10.8 to Registrant's Form S-4 (File No. 33-64820) filed June 22,
                  1993).

10.4(b) Amendment dated August 29, 1997, to Cost Sharing Agreement, removing Loyalty Life Insurance Company as a party (incorporated by reference from Exhibit 10.4(b) to Registrant's Form 10-K (File No. 33-64820)for the year ended December 31, 1997).

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

10.15(g)(1)       Reinsurance Agreement between Employers Reassurance
                  Corporation of Overland Park, Kansas and The Ohio Life
                  Insurance Company, effective January 1, 1995 (transfer date
                  October 2, 1995) and amendments thereto (incorporated by reference from Exhibit 10.21(k) to Registrant's Form 10-Q
                  (File No. 33-64820) for the quarter ended September 30, 1995).

10.15(g)(2)       Amendment No. 4 to the Reinsurance  Agreement  between
                  Employers Reassurance Corporation of Overland Park, Kansas and
                  The Ohio Life Insurance Company  effective  April 1, 1996
                  (incorporated by reference from Exhibit 10.20(g)(2) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.15(h) Retrocession Agreement between Great Southern Life Insurance Company and Employers Reassurance Corporation of Overland Park, Kansas, effective January 1, 1995 and amendments thereto (incorporated by reference from Exhibit 10.21(l) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

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

10.17* Stipulation of Settlement in re Great Southern Life Insurance Company Sales Practices Litigation

10.18* Settlement Agreement between The College Life Insurance Company of America and plaintiffs in re Notzon, et al v. The College Life Insurance Company of America, et al.

10.19* Irrevocable Grantor Trust Agreement dated as of December 31, 2001, between Commerce Bank, N.A., as Trustee, and Americo Retirement Services, Inc., as Grantor

21*               Subsidiaries of the Registrant

*  Filed herewith.
-------------------------

(c)      Reports on Form 8-K.

         There were no reports on Form 8-K filed for the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City and the State of Missouri, on the 27th day of March, 2002.


                      AMERICO LIFE, INC.


                      By:                     /s/ Gary L. Muller
                         ------------------------------------------------------

                      Name: Gary L. Muller
                      Title:  President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                Title                          Date


   /s/ Michael A. Merriman      Chairman of the Board of       March 27, 2002
----------------------------    Directors
   Michael A. Merriman


  /s/ Gary L. Muller            President, Chief Executive     March 27, 2002
----------------------------    Officer and Director
   Gary L. Muller


  /s/ Mark K. Fallon            Senior Vice President and      March 27, 2002
----------------------------    Chief Financial Officer
   Mark K. Fallon               (Principal Financial Officer and
                                Principal Accounting Officer)

                       AMERICO LIFE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
Audited Financial Statements for the Three Years Ended December 31, 2001:


  Report of Independent Accountants                                                                            F-2

  Consolidated Balance Sheet at December 31, 2001 and 2000                                                     F-3

  Consolidated Statement of Income for the Years Ended December 31, 2001, 2000 and 1999                        F-4

  Consolidated Statement of Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999          F-5

  Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                    F-6

  Notes to Consolidated Financial Statements                                                                   F-8

                        Report of Independent Accountants


To the Board of Directors and
Stockholder of Americo Life, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholder's equity and of cash flows present fairly, in all materials respects, the financial position of Americo Life, Inc. and its subsidiaries at December 31, 2001, and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 25, 2002

                       Americo Life, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                           December 31, 2001 and 2000

                                                                                            2001              2000
                                                                                            ----              ----
                                       Assets

Investments:
   Fixed Maturities:
     Held to maturity, at amortized cost (market: $712,314 and $737,496)               $     694,889    $     742,618
     Available for sale, at market (amortized cost: $1,308,773 and $1,050,421)             1,321,040        1,032,937
     Trading, at market (amortized cost: $57,747 and $0)                                      57,760                -
   Equity securities, at market (cost: $48,598 and $57,920)                                   74,531          104,771
   Investment in equity subsidiaries                                                           7,518           14,259
   Mortgage loans on real estate, net                                                        269,910          268,902
   Investment real estate, net                                                                28,196           30,398
   Policy loans                                                                              189,683          194,651
   Other invested assets                                                                      41,602           32,345
                                                                                       -------------    -------------

     Total investments                                                                     2,685,129        2,420,881

Cash and cash equivalents                                                                     59,714          110,260
Accrued investment income                                                                     34,050           31,730
Amounts receivable from reinsurers                                                         1,125,586        1,139,673
Other receivables                                                                             55,353          101,148
Deferred policy acquisition costs                                                            242,170          228,679
Cost of business acquired                                                                    149,679          166,458
Amounts due from affiliates                                                                    7,980                -
Other assets                                                                                  19,375           42,325
                                                                                       -------------    -------------
     Total assets                                                                      $   4,379,036    $   4,241,154
                                                                                       =============    =============

                        Liabilities and Stockholder's Equity
Policyholder account balances                                                          $   2,729,865    $   2,623,747
Reserves for future policy benefits                                                          811,355          819,943
Unearned policy revenues                                                                      50,907           54,599
Policy and contract claims                                                                    38,068           32,612
Other policyholder funds                                                                     151,946          113,496
Notes payable                                                                                101,547          102,297
Amounts payable to reinsurers                                                                 39,489           39,056
Deferred income taxes                                                                         65,825           56,897
Due to broker                                                                                 70,588           66,899
Amounts due to affiliates                                                                          -            2,744
Other liabilities                                                                             67,138           74,202
                                                                                       -------------    -------------

     Total liabilities                                                                     4,126,728        3,986,492

Stockholder's equity:
   Common stock ($1 par value, 30,000 shares authorized, 10,000 shares
    issued and outstanding)                                                                       10               10
   Preferred stock, net of investment in parent company preferred stock (Note 8)                   -                -
   Additional paid-in capital                                                                  3,745            3,745
   Accumulated other comprehensive income                                                     30,757           35,635
   Retained earnings                                                                         217,796          215,272
                                                                                       -------------    -------------

     Total stockholder's equity                                                              252,308          254,662
                                                                                       -------------    -------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                        $   4,379,036    $   4,241,154
                                                                                       =============    =============

           See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                        Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
              For the Years Ended December 31, 2001, 2000 and 1999


                                                                       2001              2000             1999
                                                                       ----              ----             ----

Income
   Premiums and policy revenues                                   $    206,883     $    220,691      $    224,896
   Net investment income                                               211,081          225,517           227,622
   Net realized investment gains (losses)                               (1,095)          (6,573)            4,174
   Other income                                                          7,149           10,792             6,147
                                                                  ------------     ------------      ------------
     Total income                                                      424,018          450,427           462,839
                                                                  ------------     ------------      ------------

Benefits and expenses
   Policyholder benefits:
     Death benefits                                                    116,475          105,940           123,644
     Interest credited on universal life and annuity products          112,013          114,709           108,088
     Other policyholder benefits                                        29,665           56,970            52,675
     Change in reserves for future policy benefits                        (716)         (16,424)          (23,065)
   Commissions                                                           8,715            4,348             8,928
   Amortization expense                                                 42,909           67,998            73,643
   Interest expense                                                      9,612           10,057            11,704
   Other operating expenses                                             78,481           84,389            91,004
   Restructuring expenses                                                9,914                -                 -
                                                                  ------------     ------------      ------------
     Total benefits and expenses                                       407,068          427,987           446,621
                                                                  ------------     ------------      ------------

   Income before provision for income taxes and
      cumulative effect of a change in accounting principle             16,950           22,440            16,218

Provision for income taxes                                               5,657            7,568             4,744
                                                                  ------------     ------------      ------------

   Income before cumulative effect of a change in
       accounting principle                                             11,293           14,872            11,474

Cumulative effect of a change in accounting
    principle, net of income tax                                           832                -                 -
                                                                  ------------     ------------      ------------

     Net income                                                   $     12,125     $     14,872      $     11,474
                                                                  ============     ============      ============

Net income per common share:
   Income before cumulative effect of a change in
        accounting principle                                      $   1,129.29     $   1,487.20      $   1,147.40
   Cumulative effect of a change in accounting
        principle                                                        83.22                -                 -
                                                                  ------------     ------------      ------------
     Net income                                                   $   1,212.51      $  1,487.20       $  1,147.40
                                                                  ============      ===========       ===========

               See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                 Consolidated Statement of Stockholder's Equity
                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                     2001                     2000                     1999
                                                     ----                     ----                     ----

Common stock
   Balance at beginning and end of year     $      10                $      10                $      10
                                            ---------                ---------                ---------

Preferred stock
    Balance at beginning of year                    -                        -                        -
    Issuance of shares                        135,000                        -                        -
                                            ---------                ---------                 --------
   Balance at end of year                     135,000                        -                        -
                                            ---------                ---------                ---------

Investment in parent company preferred
   stock
    Balance at beginning of year                    -                        -                        -
    Purchase of parent company preferred
     stock                                  ( 135,000)                       -                        -
                                            ----------               ---------                ---------
   Balance at end of year                    (135,000)                       -                        -
                                            ----------               ---------                ---------

Additional paid-in capital
   Balance at beginning and end of year         3,745                    3,745                    3,745
                                            ---------                ---------                ---------

Accumulated other comprehensive income
   Balance at beginning of year                35,635                   19,159                   60,499
   Change during year                          (4,878)    $  (4,878)    16,476   $  16,476      (41,340)  $ (41,340)
                                            ----------               ---------                ---------
   Balance at end of year                      30,757                   35,635                   19,159
                                            ---------                ---------                ---------

Retained earnings
   Balance at beginning of year               215,272                  202,400                  192,926
   Net income                                  12,125        12,125     14,872      14,872       11,474      11,474
                                                          ---------              ---------                ---------
   Comprehensive income (loss)                            $   7,247              $  31,348                $ (29,866)
                                                          =========              =========                =========
   Dividends                                   (9,601)                  (2,000)                  (2,000)
                                            ---------                ---------                ---------
   Balance at end of year                     217,796                  215,272                  202,400
                                            ---------                ---------                ---------

     Total stockholder's equity             $ 252,308                $ 254,662                $ 225,314
                                            =========                =========                =========

          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                2001          2000          1999
                                                                                ----          ----          ----
Cash flows from operating activities
Net income                                                                  $    12,125   $    14,872   $    11,474
                                                                            -----------   -----------   -----------
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization                                                 53,923        73,338        79,033
   Deferred policy acquisition costs                                            (63,432)      (74,481)      (63,511)
   Undistributed earnings of equity subsidiaries                                    882          (568)       (2,728)
   Distributed earnings of equity subsidiaries                                        -             -           240
   Amortization of unrealized investment gains                                   (4,122)       (6,768)       (2,826)
   Provision for deferred income taxes                                           11,107         7,494        (1,002)
   (Increase) decrease in assets:
     Accrued investment income                                                   (2,320)           33            99
     Amounts receivable from reinsurers                                          14,723       130,553        60,215
     Other receivables                                                            5,272         2,487         1,057
     Other assets, net of amortization                                           (2,905)        4,773       (17,615)
   Increase (decrease) in liabilities:
     Reserves for future policy benefits and unearned policy revenues            (1,325)        7,350       (12,124)
     Policyholder account balances                                              (56,152)      (89,471)      (90,370)
     Policy and contract claims                                                   5,457        (5,209)       (7,646)
     Other policyholder funds                                                    38,450        (6,169)       13,424
     Amounts payable to reinsurers                                                  433        (9,693)       20,550
     Federal income taxes payable                                                   (72)          125             -
     Affiliate balances                                                         (10,724)       10,455       (10,795)
     Other liabilities                                                           (1,964)        6,547         6,388
   Change in trading securities                                                 (57,760)        1,879             -
   Net realized (gains) losses on investments                                     1,095         6,573        (4,174)
   Amortization on bonds and mortgage loans                                       1,396         3,214         1,351
   Other changes                                                                 (1,098)       (2,824)       (1,347)
                                                                            ------------  -----------   -----------
   Total adjustments                                                            (69,136)       59,638       (31,781)
                                                                            ------------  -----------   -----------
       Net cash provided (used) by operating activities                         (57,011)       74,510       (20,307)
                                                                            ------------  -----------   -----------



                                                                                                         (Continued)

           See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                 2001           2000          1999
                                                                                 ----           ----          ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                   $(1,129,312)   $  (532,177)  $  (425,122)
   Purchases of equity securities                                                (53,598)      (146,223)     (106,290)
   Purchases of other investments                                                (14,679)       (11,607)      (13,766)
   Mortgage loans originated                                                     (37,644)       (58,086)      (58,299)
   Maturities or redemptions of fixed maturity investments                       257,048         53,166        10,319
   Sales of fixed maturity available for sale investments                        667,924        455,265       346,488
   Sales of fixed maturity held to maturity investments                            4,750         58,574             -
   Sales of equity securities                                                     61,368        130,339       125,627
   Sales of other investments                                                      3,925          1,684             -
   Payment for subsidiaries acquired                                                (182)             -             -
   Transfer of cash on disposition of block of insurance business                      -       (100,000)            -
   Repayments from mortgage loans                                                 19,777         17,066        20,892
   Change in due to broker                                                        42,504        (60,358)        1,608
   Change in policy loans                                                          4,967          2,884           193
                                                                            ------------    -----------   -----------
     Net cash used by investing activities                                      (173,152)      (189,473)      (98,350)
                                                                            -------------   -----------   -----------

Cash flows from financing activities
   Repayments of notes payable                                                    (1,053)        (9,155)      (21,318)
   Receipts credited to policyholder account balances                            407,526        439,199       454,864
   Return of policyholder account balances                                      (224,856)      (325,609)     (258,320)
   Dividends paid                                                                 (2,000)        (2,000)       (2,000)
                                                                            -------------   ------------  ------------
     Net cash provided by financing activities                                   179,617        102,435       173,226
                                                                            ------------    -----------   -----------
Net increase (decrease) in cash and cash equivalents                             (50,546)       (12,528)       54,569
Cash and cash equivalents at beginning of year                                   110,260        122,788        68,219
                                                                            ------------    -----------   -----------
Cash and cash equivalents at end of year                                    $     59,714    $   110,260   $   122,788
                                                                            ============    ===========   ===========

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest                                                                    $      9,301    $    10,197   $    11,647
Income taxes                                                                       6,899          1,142         3,515

Supplemental schedule of non-cash investing and financing activities:
 Dividend of equity subsidiary to parent                                    $      7,601              -             -


         See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


1.       Organization and Summary of Significant Accounting Policies

     Americo Life, Inc. ("the Company") is a holding company for the following stock life insurance companies, all of which are 100% owned: Americo Financial Life and Annuity Insurance Company (formerly The College Life Insurance Company of America) ("Americo Financial"), United Fidelity Life Insurance Company ("United Fidelity"), Great Southern Life Insurance Company ("Great Southern"), National Farmers Union Life Insurance Company ("National Farmers"), Financial Assurance Life Insurance Company ("Financial Assurance") and The Ohio State Life Insurance Company ("Ohio State"), collectively referred to as the Insurance Companies. Americo Financial owns 100% of Americo Financial Services Inc. and Pension Consultants and Administrators, Inc., which are agency and third-party administration operations. The Company is a wholly-owned subsidiary of Financial Holding Corporation ("FHC").

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

Derivatives

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $832 in earnings to record all of its derivatives on the balance sheet at fair value.

         The Company's equity-indexed annuity ("EIA") products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in external indices over a two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretion to change the participation rate at the beginning of each index period, subject to contractually guaranteed minimums. SFAS No. 133 requires that each premium deposit be bifurcated between the embedded derivative component and the host contract component. The embedded derivative component of the Company's EIA products includes the options issued to the policyholder for the current index period and for forward-starting periods. The Company records the changes in the values of the embedded derivatives in current earnings as a component of policyholder benefits. The host contract accretes interest to a maturity value over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

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

     Retrospective adjustment of these amounts are made annually upon the revision of estimates of current or future gross profits on universal life-type and annuity products to be realized from a group of policies. Recoverability of deferred policy acquisition costs and the cost of business acquired is evaluated annually by comparing the current estimate of future profits to the unamortized asset balances. The revision of estimates of future gross profits increased/(decreased) income related to deferred policy acquisition costs before provision for income taxes by $(2,998), $13,677 and $985 for the years ended December 31, 2001, 2000 and 1999, respectively. The revision of estimates of future gross profits increased (decreased) income related to the cost of business acquired before provision for income taxes by $21,410, $(12,653) and $(457) for the years ended December 31, 2001, 2000 and 1999, respectively. The revisions made in 2001 to estimated gross profits primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. Certain of these revisions resulted from the anticipated impact of settling litigation in which the Company is the defendant.

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

Universal life-type and annuity products

     Policyholder account balances of universal life-type, interest-sensitive and annuity products represent accumulated contract values, without reduction for potential surrender charges and deferred front-end contract charges that are amortized over the term of the policies. Revenue for universal life-type and other interest-sensitive products is principally comprised of insurance and policy administration fees and surrender charges, as well as amortization of deferred front-end contract charges. Benefits and claims are charged to expense in the period incurred, net of related accumulated contract values released. Interest on accumulated contract values is credited to contracts as earned. Crediting rates for universal life-type and annuity products ranged from 3% to 6.05% at December 31, 2001. The Company also issues universal life-type and annuity products for which interest credited is based upon a participation rate, load and change in value of a stated equity-based index.

Traditional life insurance products

     Traditional life insurance products include whole life insurance and term life insurance. Reserves for future policy benefits are estimated using a net level premium method based upon historical experience of investment yields, mortality and withdrawals, including provisions for possible adverse deviation. Investment yield assumptions are based on historical rates ranging from 6.5% to 9.0%. Mortality assumptions are based on the 1975-1980 Select and Ultimate Basic Table with certain modifications including underwriting classifications and year of issue. Withdrawal assumptions for all products are estimated based on the Insurance Companies' experience. Additions to these reserves are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses. Premiums for these products are recognized as revenue when due. Traditional life insurance benefits and claims are charged to expense in the period incurred.

Reinsurance

     Premiums and expenses include amounts related to reinsurance assumed and are stated net of amounts ceded. Reinsurance receivables and prepaid reinsurance premiums are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

Participating policies

     Participating life insurance policies represent approximately 1.3%, 1.4% and 1.2% of the ordinary life insurance in force at December 31, 2001, 2000 and 1999, respectively. Premium income related to participating life insurance policies represents 4.3%, 4.0% and 3.8% of premiums and policy revenues for the years 2001, 2000 and 1999, respectively. The dividends paid and accrued are calculated in accordance with the terms of the individual policy provisions and the dividend schedule as reviewed and approved annually by the Board of Directors.

Property and equipment

     Company-occupied property, data processing equipment and furniture and office equipment, included in other assets, are stated at cost, less accumulated depreciation, of $6,426 and $10,307 at December 31, 2001 and 2000, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $4,430, $5,339 and $5,358 for the years ended December 31, 2001, 2000 and 1999, respectively.

Restructuring Expenses

     During 2001, the Company made certain changes to its administrative and sales operations involved in the sale of insurance products to the tax-qualified market. Included in these changes was the Company's decision to relocate operations located in Austin to existing operations located elsewhere. Additionally, the Company decided to cease operations of an entity that previously provided administration for retirement and cafeteria plans to school districts and other clients. Among the factors leading to these decisions was the settlement of litigation in which the Company had been a defendant. The relocation of the remaining Austin operations will be completed in May 2002. In connection with these business decisions, the Company recorded a restructuring loss of $9,914 consisting of several components. The Company determined that a portion of the goodwill related to these entities had become impaired. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4,696. The restructuring loss includes $1,457 representing the unamortized cost of software developed for use by these entities and exit costs of $889 for expected severance payments and for lease payments on the Austin office space beyond the date of the relocation. The remaining portion of the loss consists of the operating expenses of the third party administrator.

Income taxes

     The provision for income taxes includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income for the period in which the change is enacted.

Net income per common share

     Net income per common share is calculated by dividing the appropriate income item by the average number of shares of common stock outstanding during the period. There were no common share equivalents outstanding during 2001, 2000 or 1999.

Reclassifications

     Previously reported amounts for prior years have in some instances been reclassified to conform to the current year presentation.

New Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes previously issued guidance on accounting for business combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill.

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

     The FASB has also recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, adoption of SFAS No. 143 will not affect the Company's consolidated financial statements.

     SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 (APB No. 30) "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations" operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect that adoption of SFAS No. 144 will have a significant effect on its consolidated financial position or results of operations.

     The American Institute of Certified Public Accountants (AICPA) recently issued Statement of Position No. 01-06 (SOP 01-06) "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. SOP 01-06 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's accounting practices for its lending activities are already consistent with the guidance contained in SOP 01-06. Therefore, adoption of SOP 01-06 will not have a significant effect on the Company's financial statements.

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

     Derivative instruments: The estimated fair values of derivative instruments are based on quoted market prices where available.

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

     Notes payable: The fair value of the Company's senior subordinated notes equals the quoted market price at the reporting date. The fair value of the Company's other notes payable was calculated using a discounted interest rate that reflects prevailing market rates.

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                2001                                2000
                                                    ------------------------------     -------------------------------

                                                      Carrying          Fair              Carrying         Fair
                                                       Amount          Value               Amount          Value
Financial assets:
   Fixed maturities held to maturity                  $   694,889    $   712,314         $   742,618     $   737,496
   Fixed maturities available for sale                  1,321,040      1,321,040           1,032,937       1,032,937
   Fixed maturities trading                                57,760         57,760                   -               -
   Equity securities                                       74,531         74,531             104,771         104,771
   Mortgage loans                                         269,910        268,409             268,902         269,979
   Policy loans                                           189,683        189,683             194,651         194,651
   Derivative instruments                                  10,947         10,947               2,214           2,214
   Other invested assets                                   20,000         20,325              10,000          10,052
   Cash and cash equivalents                               59,714         59,714             110,262         110,262
Financial liabilities:
   Annuities                                            1,220,044      1,095,879           1,147,750       1,037,566
   Notes payable                                          101,547         98,802             102,297          99,552


3.   Change in Subsidiaries

     In October 1998, the Company entered into a series of transactions with the individual owning the 50% of College Insurance Group, Inc. ("CIG") not owned by the Company. The purpose of the transactions was to consolidate all of the activities in the asset accumulation markets conducted by CIG and other entities owned 100% by the individual with those of the Company. Specifically, the Company acquired the other 50% of CIG for $6,236 and acquired the stock or assets of various marketing entities wholly-owned by the individual for $9,518 plus contingent consideration of up to an additional $5,000 plus interest based on achieving certain sales production levels. Contingent consideration of $1,000 plus interest was paid during both 2001 and 2000. In addition, the Company recaptured all of the insurance liabilities that were previously ceded to an entity owned by the individual. The Company paid $2,580 and $2,624 in 2000 and 1999, respectively, to recapture these liabilities.

4.   Investments

Fixed Maturities

     The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities, are as follows:

                                                                               December 31, 2001
                                                       ------------------------------------------------------------------

                                                                           Gross              Gross         Estimated
                                                         Amortized       Unrealized         Unrealized        Market
                                                            Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities              $      2,297    $        119       $         (3)   $      2,413
   Public utility securities                                  14,590             841                  -          15,431
   Corporate securities                                      476,606          15,463             (4,875)        487,194
   Asset-backed securities                                    12,590             359                  -          12,949
   Mortgage-backed pass-through securities                    25,503             793                (17)         26,279
   Collateralized mortgage obligations                       163,303           5,099               (354)        168,048
                                                       -------------   -------------      --------------  -------------
                                                             694,889          22,674             (5,249)        712,314
                                                       -------------   -------------      --------------  -------------
Available for sale:
   U.S. Treasury and government securities                    18,785             944                  -          19,729
   Public utility securities                                   6,927               -               (386)          6,541
   Corporate securities                                      886,862          23,306            (16,159)        894,009
   Asset-backed securities                                   167,528           2,912             (4,051)        166,389
   Mortgage-backed pass-through securities                   117,150           5,390                (20)        122,520
   Collateralized mortgage obligations                       111,521           1,882             (1,551)        111,852
                                                       -------------   -------------      --------------  -------------
                                                           1,308,773          34,434            (22,167)      1,321,040
                                                       -------------   -------------      --------------  -------------
Trading:
   Corporate securities                                       57,747             588               (575)         57,760
                                                       -------------   -------------      --------------  -------------
                                                              57,747             588               (575)         57,760
                                                       -------------   -------------      --------------  -------------
     Subtotal, all fixed maturities                        2,061,409          57,696            (27,991)      2,091,114
                                                       -------------   -------------      --------------  -------------
Equity securities                                             48,598          29,727             (3,794)         74,531
                                                       -------------   -------------      --------------  -------------
     Total fixed maturities and equity securities       $  2,110,007    $     87,423       $    (31,785)   $  2,165,645
                                                       =============   =============      ==============  =============

                                                                               December 31, 2000
                                                       ------------------------------------------------------------------

                                                                           Gross              Gross         Estimated
                                                         Amortized       Unrealized         Unrealized        Market
                                                            Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities              $      2,333    $        104       $          -    $      2,437
   Public utility securities                                  16,616             212               (217)         16,611
   Corporate securities                                      505,393           8,392            (13,969)        499,816
   Asset-backed securities                                    15,388             261                  -          15,649
   Mortgage-backed pass-through securities                    28,648             614               (168)         29,094
   Collateralized mortgage obligations                       174,240           1,511             (1,862)        173,889
                                                        ------------    ------------       ------------    ------------
                                                             742,618          11,094            (16,216)        737,496
                                                        ------------    ------------       ------------    ------------
Available for sale:
   U.S. Treasury and government securities                    23,808             838                  -          24,646
   Public utility securities                                   7,068               -               (451)          6,617
   Corporate securities                                      737,813           9,389            (33,745)        713,457
   Asset-backed securities                                   128,573           2,991             (1,260)        130,304
   Mortgage-backed pass-through securities                   111,503           3,896               (104)        115,295
   Collateralized mortgage obligations                        41,656           1,235               (273)         42,618
                                                        ------------    ------------       ------------    ------------
                                                           1,050,421          18,349            (35,833)      1,032,937
                                                        ------------    ------------       ------------    ------------
     Subtotal, all fixed maturities                        1,793,039          29,443            (52,049)      1,770,433
                                                        ------------    ------------       ------------    ------------
Equity securities                                             57,920          49,515             (2,664)        104,771
                                                        ------------    ------------       ------------    ------------
     Total fixed maturities and equity  securities      $  1,850,959    $     78,958       $    (54,713)   $  1,875,204
                                                        ============    ============       ============    ============


     The amortized cost and estimated market value of mortgage-backed securities by category at December 31, 2001 are as follows:

                                                                Held to Maturity              Available for Sale
                                                           ---------------------------    ---------------------------

                                                                          Estimated                      Estimated
                                                            Amortized    Market Value      Amortized    Market Value
                                                               Cost                           Cost

Pass-through agency securities                              $   25,503    $   26,279       $  117,150    $  122,520

Collateralized mortgage obligations:
   Sequential class                                             54,107        55,639           96,721        96,726
   Planned amortization class                                   33,708        34,613                -             -
   Very accurately defined maturity                             68,068        70,156            6,805         6,792
   Other                                                         7,420         7,640            7,995         8,334
                                                            ----------    ----------       ----------    ----------
                                                               163,303       168,048          111,521       111,852
                                                            ----------    ----------       ----------    ----------
     Total securities                                       $  188,806    $  194,327       $  228,671    $  234,372
                                                            ==========    ==========       ==========    ==========


     The amortized cost and estimated market value of fixed maturities which are held to maturity and available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                      Fixed Maturities                     Fixed Maturities
                                                      Held to Maturity                    Available for Sale
                                                -----------------------------        ------------------------------

                                                                 Estimated                            Estimated
                                                  Amortized       Market               Amortized        Market
                                                    Cost           Value                 Cost           Value

Due in one year or less                         $    30,496    $    31,117           $    22,645    $    22,597
Due after one year through five years               167,506        172,954                73,390         74,075
Due after five years through ten years              182,162        186,391               320,487        325,166
Due after ten years                                 125,919        127,525               663,580        664,830
Mortgage-backed securities                          188,806        194,327               228,671        234,372
                                                 ----------     ----------            ----------     ----------
                                                $   694,889    $   712,314            $1,308,773    $ 1,321,040
                                                ===========    ===========            ==========    ===========

     At December 31, 2001, the Company held below investment grade (S&P rating below BBB-) corporate debt securities with an aggregate carrying value of $83,072 and market value of $82,819. At December 31, 2000, the Company held below investment grade corporate debt securities with an aggregate carrying value of $62,367 and market value of $59,201. These holdings amounted to 1.9% and 1.5% of the Company's total assets at December 31, 2001 and 2000, respectively.

     Fixed maturities with an amortized book value of $30,523 and $32,179 were on deposit with insurance regulatory agencies of certain states at December 31, 2001 and 2000, respectively.

     The Company owns two $10,000, senior subordinated notes ("the notes") issued by PFSH, with interest rates of 9.25% and 9.35% which mature in September 2004 and March 2006, respectively. The notes are included in other invested assets on the Company's consolidated balance sheet.

     At December 31, 2001, the Company owned equity securities of DST, Inc. with an aggregate carrying value and market value of $34,646, which exceeded 10% of the Company's total stockholder's equity.

Mortgage loans on real estate

     At December 31, mortgage loans on real estate consisted of:

                                                                                        2001              2000
                                                                                        ----              ----

        Mortgage loan principal                                                      $  269,910       $  269,352
        Net unamortized purchase discount                                                     -             (150)
        Allowance for losses                                                                  -             (300)
                                                                                     ----------       ----------
           Net mortgage loans                                                        $  269,910       $  268,902
                                                                                     ==========       ==========

     The Company's mortgage loans on real estate are diversified by property type, location and loan size and are collateralized by the related properties. At December 31, 2001, mortgage loans on real estate were concentrated in the following property types:

                                                                                                          % of
                                                                                        2001           Portfolio

        Property type:
           Commercial
             Multi-family apartments                                                 $   63,990            23.7
             Industrial/Warehouses                                                       75,716            28.1
             Office buildings                                                            70,086            26.0
             Retail space                                                                28,698            10.6
             Other                                                                       30,111            11.1
           Residential                                                                    1,309             0.5
                                                                                     ----------           -----
             Total                                                                   $  269,910           100.0
                                                                                     ==========           =====

     At December 31, 2001, the following states had a concentration of mortgage loans aggregating more than 10% of the Company's mortgage loans: Missouri - $49,893 and Texas - $36,200.

Investment in equity subsidiaries

     The following table presents combined summarized financial information on a proportionate basis of the Company's equity affiliates. Amounts presented include the accounts of the Company's equity subsidiaries, Argus Health Systems (Argus), Hereford LLP and a hotel joint venture. The Company dividended its 50% interest in Argus to FHC on December 1, 2001. The dividend consisted of the carrying value of Argus of $6,911 and unamortized goodwill of $690. The results of operations of Argus are included in the amounts below through the date of the dividend.

                                                                             2001          2000          1999
                                                                             ----          ----          ----

        Current assets                                                   $   1,803     $   7,854     $   7,382
        Noncurrent assets                                                   23,080        21,291        17,466
        Current liabilities                                                    870         4,236         3,324
        Noncurrent liabilities                                              18,552        12,362         9,383
        Net revenues                                                        28,522        26,815        27,864
        Expenses applicable to net revenues                                 28,789        25,912        23,688
        Income from continuing operations                                     (267)          903         4,176
        Net income                                                            (115)          411         2,776

     In 1999, the Company received a cash distribution from Hereford LLP of $240.

Net investment income

     Net investment income for the years ended December 31 is comprised of the following:

                                                                                2001          2000          1999
                                                                                ----          ----          ----

Fixed maturities                                                            $   148,399   $   136,618   $   126,739
Equity securities                                                                   558           844         1,328
Equity in earnings of equity subsidiaries                                          (920)          507         2,776
Mortgage loans on real estate                                                    20,702        19,434        16,883
Policy loans                                                                     10,172        11,610        12,572
Reinsurance funds held by reinsurer                                              48,699        54,732        60,342
Derivatives                                                                     (19,142)            -             -
Cash, short-term investments and other                                            8,319         7,852        12,431
                                                                            -----------   -----------   -----------
         Total investment income                                                216,787       231,597       233,071
Less investment expenses                                                         (5,706)       (6,080)       (5,449)
                                                                            -----------   -----------   -----------
         Net investment income                                              $   211,081   $   225,517   $   227,622
                                                                            ===========   ===========   ===========

Realized gains and losses

     Realized gains and losses from the sales and other redemptions of investments for the years ended December 31 are as follows:

                                                                                2001          2000          1999
                                                                                ----          ----          ----
Fixed maturity securities:
   Held to maturity:
     Realized gains                                                         $         -   $       457   $         -
     Realized losses                                                               (469)       (7,909)            -
   Available for sale:
     Realized gains                                                              42,011         7,419         3,199
     Realized losses                                                            (48,402)      (11,385)         (592)
Equity securities:
   Realized gains                                                                17,548        24,404        14,391
   Realized losses                                                              (12,068)      (20,095)      (13,032)
Other investments:
   Realized gains                                                                 2,147         1,480           276
   Realized losses                                                               (1,862)         (944)          (68)
                                                                            -----------   -----------   -----------
Net realized investment gains (losses)                                      $    (1,095)  $    (6,573)  $     4,174
                                                                            ============  ============  ===========

     Certain circumstances during 2001 and 2000 caused the Company to change its intent to hold specific securities to maturity. Due to evidence of a significant deterioration in an issuer's creditworthiness, $5,219 and $9,256 of held-to-maturity securities were sold in 2001 and 2000, respectively. These sales resulted in realized losses of $469 and $7,256, respectively. Also, the 2000 disposition of a block of life insurance business resulted in the sale of held-to-maturity securities to maintain the Company's existing interest rate risk position. Securities totaling $58,141 were sold resulting in a realized loss of $196.

     Following are the components of net unrealized investment gains as of December 31:

                                                                                              2001          2000
                                                                                              ----          ----
Investments carried at amortized cost:
   Fixed maturities available for sale                                                    $     9,966   $   (19,347)
   Fixed maturities reclassified from available for sale to held to maturity                   22,590        26,712
Investments carried at estimated fair value:
   Equity securities                                                                           25,939        46,752
Effect on other balance sheet accounts                                                        (12,391)         (509)
Deferred income taxes                                                                         (15,347)      (17,973)
                                                                                          ------------  -----------
     Net unrealized investment gains                                                      $    30,757   $    35,635
                                                                                          ===========   ===========

     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("the Guide") which, among other things, provided entities with a one-time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 out of the held to maturity category into the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 out of the available for sale category into the held to maturity category. In 1993, the Company transferred securities from the available for sale category to the held to maturity category. The net unrealized gains of $22,590 and $26,712 at December 31, 2001 and 2000, respectively, relating to these investments transferred to held to maturity are being amortized into income using the effective yield method over the lives of the related securities.

     The components of other comprehensive income are as follows:

                                                                      Amounts           Income       Amounts Net of
                                                                    Before Tax          Taxes              Tax
2001

Unrealized holding losses arising during period                     $    (9,052)     $     3,168       $    (5,884)
Reclassification adjustments for losses realized
  in net income                                                           1,548             (542)            1,006
                                                                    -----------      ------------      -----------
Other comprehensive income                                          $    (7,504)     $     2,626       $    (4,878)
                                                                    ============     ===========       ============

2000

Unrealized holding gains arising during period                      $    25,555      $    (8,944)      $    16,611
Reclassification adjustments for gains realized
  in net income                                                            (207)              72              (135)
                                                                    -----------      -----------       -----------
Other comprehensive income                                          $    25,348      $    (8,872)      $    16,476
                                                                    ===========      ===========       ===========

1999

Unrealized holding losses arising during period                     $   (60,535)     $    21,188       $   (39,347)
Reclassification adjustments for gains realized
  in net income                                                          (3,066)           1,073            (1,993)
                                                                    -----------      -----------       -----------
Other comprehensive income                                          $   (63,601)     $    22,261       $   (41,340)
                                                                    ===========      ===========       ===========

         The carrying value of investments that were non-income producing during the three year period ended December 31, 2001 was not material to the Company's consolidated financial position.

5.       Deferred Policy Acquisition Costs and Cost of Business Acquired

     The balances of and changes in deferred policy acquisition costs and the cost of business acquired as of and for the three years ended December 31, are as follows:

                                                                                2001          2000          1999
                                                                                ----          ----          ----

Deferred policy acquisition costs:
  Balance, beginning of year                                                $   228,679   $   212,860   $   131,574
  Capitalization of expenses                                                     63,407        76,032        64,813
  Disposition of insurance business                                                   -       (22,893)            -
  Interest accretion                                                             12,824        11,062         9,290
  Amortization                                                                  (46,290)      (25,241)      (44,667)
  Amounts related to fair value adjustment of fixed maturity securities         (16,450)      (23,141)       51,850
                                                                            ------------  ------------  -----------
  Balance, end of year                                                      $   242,170   $   228,679   $   212,860
                                                                            ===========   ===========   ===========


Cost of business acquired:
  Balance, beginning of year                                                $   166,458   $   219,490   $   247,125
  Additions                                                                           -             -           425
  Interest accretion                                                              8,461        10,361        12,356
  Amortization                                                                  (23,633)      (59,014)      (50,283)
  Amounts related to fair value adjustment of fixed maturity securities          (1,607)       (4,379)        9,867
                                                                            ------------  ------------  -----------
  Balance, end of year                                                      $   149,679   $   166,458   $   219,490
                                                                            ===========   ===========   ===========


     The estimated amortization and interest accretion of the cost of business acquired for the five years ending December 31, 2006 are as follows:

                                                                                 Interest           Estimated
                                                           Amortization          Accretion         Net Decrease

         2002                                               $   29,800         $    7,657           $   22,143
         2003                                                   25,829              6,586               19,243
         2004                                                   20,215              5,703               14,512
         2005                                                   16,713              5,005               11,708
         2006                                                   14,352              4,427                9,925


6.   Insurance Liabilities and Reinsurance

     Insurance liabilities at December 31, consist of the following:

                                                                                            2001           2000
                                                                                            ----           ----
Policyholder account balances:
   Universal life                                                                      $  1,509,821    $  1,475,997
   Annuities                                                                              1,220,044       1,147,750
                                                                                       ------------    ------------
                                                                                       $  2,729,865    $  2,623,747
                                                                                       ============    ============


Reserves for future policy benefits:
   Traditional life                                                                    $    794,064    $    804,105
   Accident and health                                                                        2,295           2,433
   Supplementary contracts                                                                   14,996          13,405
                                                                                       ------------    ------------
                                                                                       $    811,355    $    819,943
                                                                                       ============    ============

     At December 31, 2001, approximately 92% of the annuity account balances of the Insurance Companies are subject to surrender charges upon early withdrawal.

     At December 31, 2001, the total liability for EIA products, included in policyholder account balances on the consolidated balance sheet, was $354,957. The change in fair value of the derivatives embedded in the equity-indexed annuities was a decrease of $22,245 for the year ended December 31, 2001.

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

     At December 31, the amounts receivable from reinsurers, the cost of business acquired and the insurance liabilities related to the Reinsurance Agreements included on the Company's consolidated balance sheet are as follows:

                                                                                         2001              2000
                                                                                         ----              ----

Amounts receivable from reinsurers                                                   $    878,431     $    912,166
Cost of business acquired                                                                  77,628           95,771
Insurance liabilities                                                                     936,432          991,352

     The Reinsurers will receive a portion of statutory profits from the reinsured policies until the Reinsurers have recovered the initial ceding commission. Upon termination of the Reinsurance Agreements, Americo Financial is required to reimburse the Reinsurers for the amount of the unrecovered ceding commission.

    Amounts receivable from reinsurers consists of the following at December 31:

                                                                                         2001              2000
                                                                                         ----              ----

Amounts recoverable for ceded future policy benefits                                $   1,094,041    $   1,139,684
Unrecovered ceding commission                                                             (58,001)         (79,186)
Amounts recoverable on ceded policy and contract claims                                    21,477           14,709
Amounts recoverable on paid losses                                                          3,428            2,883
Other                                                                                      64,641           61,583
                                                                                    -------------    -------------
                                                                                    $   1,125,586    $   1,139,673
                                                                                    =============    =============

     Amounts receivable from reinsurers includes $16,585 and $16,375 from another unrelated insurance company at December 31, 2001 and 2000, respectively.

     Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2001, no allowance has been established as all amounts are deemed collectible.

     Premiums ceded under reinsurance agreements were $60,443, $68,124 and $49,905 for the years ended December 31, 2001, 2000 and 1999, respectively. Reinsurance recoveries netted against other policyholder benefits totaled $46,551, $57,307 and $55,494 for the years ended December 31, 2001, 2000 and
1999, respectively. The Insurance Companies are liable for reinsurance ceded to other companies in the event the reinsurers are unable to pay their portion of the policy benefits.

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

     In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. However, the policy liabilities remain as direct liabilities to the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138.5 million. Under the reinsurance agreement, the Company transferred cash assets totaling $100.0 million and miscellaneous assets totaling $17.1 million to the unaffiliated reinsurer. In addition, the Company removed deferred policy acquisition costs totaling $20.3 million from its consolidated financial statements in conjunction with this disposition. In order to fund the cash transfer, the Company sold fixed maturity held to maturity investments with an amortized cost of $54.6 million and realized net investment losses of $0.3 million on those sales. For a period of at least three years, the Company will continue to service these policies for a fee paid by the reinsurer. This transaction has no significant effect on the Company's consolidated financial position or results of operations. Amounts receivable from this reinsurer related to this agreement totaled $138.2 million and $134.7 million at December 31, 2001 and 2000, respectively.

7.       Notes Payable

     Notes payable at December 31, are comprised of the following:

                                                                                           2001           2000
                                                                                           ----           ----

Senior subordinated notes bearing interest at 9.25%, due 2005                          $    91,500    $    91,500
Unsecured discounted $12,000 notes, bearing interest at an effective interest rate
  of 11.5%, payable in semi-annual equal installments due 2010                               6,766          7,216
Unsecured discounted $5,000 note, bearing interest at an effective interest rate of
  12.0%, due 2015                                                                            3,197          3,143
Other                                                                                           84            438
                                                                                       -----------    -----------
                                                                                       $   101,547    $   102,297
                                                                                       ===========    ===========

     The senior subordinated notes (the Notes) of $91,500 are net of $8,500 of Notes owned by the Company's insurance subsidiaries at December 31, 2001 and 2000. The Notes are redeemable at the option of the Company, in whole or in part, at 100% of the principal amount on January 1, 2001 and thereafter.

     The unsecured discounted notes bear interest at 6.5% per annum payable semi-annually and rank pari passu with the Notes. The Company recorded the notes at their fair value at the date of issuance using effective interest rates of 11.5% and 12.0%. The unamortized discount at December 31, 2001 was $3,198. The $5,000 note is subject to contractual set-off rights to secure certain indemnification obligations to the Company.

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

     The Notes contain certain covenants including, but not limited to, limitations on indebtedness, liens securing indebtedness, sale or issuance of capital stock of the Company's subsidiaries, restricted payments, issuance of other subordinated indebtedness, investments, dividends and other distributions by the Company's subsidiaries and transactions with affiliates. The Company was in compliance with all debt covenants at December 31, 2001.

     The aggregate principal payments due during each of the next five years are as follows:


           2002                                                 $     552
           2003                                                       496
           2004                                                       551
           2005                                                    92,118
           2006                                                       691
           Later years                                              7,139
                                                               ----------
                                                               $  101,547
                                                               ==========


8.       Stockholder's Equity and Statutory Surplus

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock to FHC in exchange for an equal number of shares of FHC cumulative preferred stock. The Company authorized a total of 2,000,000 shares of Series A Preferred Stock, which ranks senior to the Company's common stock as to dividends and liquidation rights. The Company's preferred stock and the FHC preferred stock each have a par value of $1.00 per share and a total stated value of $135.0 million. Cumulative annual dividends on the Company's preferred stock of 3.38% plus the LIBOR rate are payable quarterly, either in cash or in additional shares of preferred stock. The Company will receive a quarterly dividend on the FHC preferred stock at a rate of 3.11% plus the LIBOR rate per annum, either in cash or in additional shares of FHC preferred stock. The Company is required to redeem any outstanding shares of the Series A Preferred Stock on December 31, 2016 for $100 per share plus any unpaid dividends. The FHC preferred stock is discussed further in Note 10 herein.

     The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock, when payable, will also be substantially offset by the dividends payable on the FHC preferred stock

     The Insurance Companies are required by the applicable state's department of insurance to maintain minimum levels of statutory capital and surplus. The reported statutory capital and surplus of each company at December 31, 2001 was:

                                                                                   Reported Statutory
              Company                                                              Capital and Surplus

              United Fidelity                                                        $    100,563
              Great Southern                                                               72,871
              Americo Financial                                                           132,594
              National Farmers                                                             27,895
              Ohio State                                                                   16,747
              Financial Assurance                                                           6,420

     Dividend distributions of the Insurance Companies to their respective stockholder exceeding the greater of statutory net gain from operations during the preceding year or 10% of capital and surplus at the end of the preceding year are subject to the prior approval of the Texas Department of Insurance. Dividends from the Insurance Companies may be paid only from statutory earned surplus as determined in accordance with accounting practices prescribed or permitted by the Texas Department of Insurance. In addition, the National Association of Insurance Commissioners ("NAIC") has minimum risk-based capital requirements which effectively restrict the payment of dividends by the Insurance Companies. At December 31, 2001 the Insurance Companies had statutory capital and surplus in excess of the levels required by the NAIC risk-based capital guidelines.

     The AICPA recently issued Statement of Position No. 01-05 ("SOP 01-05") "Amendments to Specific AICPA Pronouncements for Changes Related to the NAIC Codification." SOP 01-05 amends SOP 94-5 "Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises" in response to the completion of the codification of statutory accounting principles. SOP 01-05 requires the disclosure of prescribed or permitted statutory accounting practice and the related effect on statutory surplus of using an accounting practice that differs from either state prescribed statutory accounting practices or NAIC codified statutory accounting principles. These disclosures are required beginning with financial statements issued for fiscal years ending after December 15, 2001.

     Texas insurance accounting regulations allow insurance companies to admit certain furniture and equipment in excess of the levels allowed by NAIC statutory accounting principles. As a result, the consolidated statutory surplus of the Company's life insurance subsidiaries was $1,204 greater than under NAIC statutory accounting principles at December 31, 2001.

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

                                                                    2001             2000              1999
                                                                    ----             ----              ----
           Capital stock and surplus                             $  137,274        $  136,216       $  128,370
           Net income                                                12,361             2,288           16,573

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

      The provision for U.S. federal income taxes for the years ended December 31, is comprised of the following:

                                                                                2001          2000          1999
                                                                                ----          ----          ----
Current tax provision                                                       $    (5,450)  $        74   $     5,746
Deferred tax provision                                                           11,107         7,494        (1,002)
                                                                            -----------   -----------   -----------
   Provision for income taxes                                               $     5,657   $     7,568   $     4,744
                                                                            ===========   ===========   ===========

     The provision for income taxes differed from the amounts computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from continuing operations as a result of the following differences:

                                                                                2001          2000          1999
                                                                                ----          ----          ----

Computed tax at statutory rate                                              $     5,932   $     7,854   $     5,676
Change in tax resulting from:
   Availability of dividends received deduction to offset taxable
    temporary differences                                                          (325)         (347)         (725)
   Other                                                                             50            61          (207)
                                                                            -----------   -----------   -----------
     Provision for income taxes                                             $     5,657   $     7,568   $     4,744
                                                                            ===========   ===========   ===========

     The Company's net deferred federal tax liabilities are comprised of the tax cost or benefit associated with the following items based on the 35% tax rate in effect:

                                                                                              2001          2000
                                                                                              ----          ----
    Agent balances                                                                        $         -   $       131
    Cost of business acquired                                                                 153,155       144,263
    Investments                                                                                     -         1,256
    Deferred income                                                                            47,250             -
    Net unrealized investment gains                                                            16,676        19,301
                                                                                          -----------   -----------
         Total deferred tax liability                                                         217,081       164,951
                                                                                          -----------   -----------
Deferred tax asset:
    Policy reserves                                                                            64,541        63,550
    Investments                                                                                   249             -
    Agent balances                                                                              3,195             -
    Deferred policy acquisition costs                                                          28,758        26,529
    Utilization of net operating losses                                                        35,852         1,008
    Unearned policy revenues                                                                   19,296        19,522
    Other                                                                                       2,347           427
                                                                                          -----------   -----------
Deferred income tax assets before valuation allowances                                        154,238       111,036
    Less: valuation allowance                                                                  (2,982)       (2,982)
                                                                                          -----------   -----------
         Total deferred tax asset                                                             151,256       108,054
                                                                                          -----------   -----------
Net deferred tax liability                                                                $    65,825   $    56,897
                                                                                          ===========   ===========

     A valuation allowance is provided related to the tax benefit of loss carryovers and deductible differences, because it is more likely than not that such benefits will not be realized.

     Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "Policyholders' Surplus Account"
(PSA). Federal income taxes will become payable on this account at the then current tax rate when and to the extent the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously-taxed income. At December 31, 2001, the Insurance Companies had aggregate balances in their PSA of approximately $11,549. Federal income tax of $4,043 would be due if the entire balance were distributed at the current income tax rate of 35%. No provision has been recorded relating to any potential distributions from the PSA subsequent to 2001.

     At December 31, 2001, the Insurance Companies with balances in their PSA had aggregate balances in their Shareholder Surplus Accounts of approximately $88,219 from which distributions could be made without incurring any federal tax liability with respect to the PSA accounts.

     Certain subsidiaries have net operating loss carryovers totaling approximately $102,432 which will begin to expire in 2009 if unutilized. Utilization of $2,716 of the losses is limited to income generated on a separate return basis.

10.      Commitments and Contingencies

     The Company leases certain data processing equipment and office space, some of which are leased from related parties under operating leases. Rental expense was $4,540, $4,811 and $4,835 in 2001, 2000 and 1999, respectively, and is included in other operating expenses. Approximate future minimum lease commitments for leases whose terms are greater than one year at December 31, 2001 are as follows:

                    2002                                             $    3,307
                    2003                                                  2,614
                    2004                                                  2,298
                    2005                                                  2,297
                    2006 and thereafter                                   7,637
                                                                     ----------
                                                                     $   18,153
                                                                     ==========


     On December 31, 2001, Great Southern Life Insurance Company ("Great Southern") was a defendant in the following certified class action: In re Great Southern Life Insurance Company Sales Practices Litigation, MDL 1214, In the United States District Court for the Northern District of Texas. The class consists of certain present and former policyholders who purchased interest-sensitive whole life and universal life insurance policies issued or acquired by Great Southern between January 1, 1982 and December 31, 1999. By orders entered on January 15, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were filed. Under the terms of the settlement, Great Southern has agreed, among other things: (1) to issue certificates to class members for premium discounts on future purchases of certain life insurance policies and annuities from Great Southern and its affiliates; (2) to pay class members at least 50% of Great Southern's future earnings on the class members' policies for either 10 years or until a specified amount, ranging between $21 million and $26 million, has been paid, whichever takes longer; (3) to pay the plaintiffs' attorneys an initial payment $750,000, and, thereafter, periodic payments equal to 22.38% of all amounts paid to the class members under (2) above; and (4) to pay the administrative costs of the settlement. Both the settlement and the Court's order approving the settlement acknowledge that Great Southern has denied, and continues to deny, all the allegations of misconduct.

     The Company has accounted for the terms of the settlement in the December 31, 2001 financial statements. If any contingent payments are made pursuant to the above settlement, the Company will account for the payments as additional policyholder benefits. Accordingly, the Company has included an estimate of such payments in its estimate of future gross profits used to calculate the amortization of deferred policy acquisition costs and the cost of business acquired.

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Over 1,300 present and former policyholders who sent in such exclusion notices have notified Great Southern that they have retained an attorney to represent them. In early February 2002, Great Southern filed actions in 12 states against substantially all of these policyholders seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request the Judicial Panel on Multidistrict Litigation issued an order on March 27, 2002 conditionally transferring the actions to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of its declaratory judgment actions are adverse to it.

     On December 31, 2001, Americo Financial, as well as certain affiliates of the Company, were defendants in the following certified class action: Notzon, et al. v. The College Life Insurance Company of America, et al.; No. 99-CVF-00697; In the 111th District Court of Webb County, Texas. The class consists of certain present and former owners of certain annuities and interest-sensitive life insurance policies issued or acquired by Americo Financial between January 1, 1993 and October 1, 2001. By orders dated January 25, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were filed. Under the terms of the settlement, Americo Financial has agreed, among other things: (1) to provide three years of free accidental death benefit coverage to most of the class members; (2) to allow certain class members to transfer the cash values of their life insurance policies to a new annuity issued by Americo Financial without incurring a surrender charge on the transfer; (3) to modify certain of its marketing practices and policy terms; (4) to create a claim resolution process to resolve claims of individual class members; (5) to pay the named plaintiffs and their attorneys a cash payment of $1,945,000; and (6) to pay the administrative costs of the settlement. In the claim resolution process, the relief to be provided will consist of cash awards and credits, premium vouchers, policy modifications, accidental death benefit coverage, and interest. Additionally, Americo Financial and certain of its codefendants have agreed to arbitrate among themselves how the costs associated with the settlement will be allocated. Both the settlement and the order approving the settlement acknowledge that Americo Financial and its codefendants have denied, and continue to deny, all allegations of wrongdoing. The Company has accounted for the anticipated costs of the settlement in the December 31, 2001 financial statements.

     On December 31, 2001, Americo Retirement Services, Inc. (ARS), a wholly-owned subsidiary of Americo Life, Inc., established a grantor trust (the Trust) for the purpose of paying certain amounts due under the Americo Financial litigation settlement agreement. The Trust was funded with a contribution of the FHC preferred stock received by Americo in exchange for Americo's own preferred stock. In order to fund its obligations, the Trust is authorized to sell shares of the FHC preferred stock as necessary. FHC has the right of first refusal on any shares the Trust offers for sale. The Trust will exist until all such obligations for which it has been made responsible have been paid or expired. At such time, any assets remaining in the Trust will revert back to ARS. The accounts of the Trust are included in the consolidated financial statements of the Company.

     Great Southern and Americo, together with one of Great Southern's general agents, Great American Life Underwriters ("GALU"), Entrepreneur Corporation, Mercantile Life Insurance Company, American Planning Corporation and various individuals, including certain officers of Great Southern and Americo, were named defendants in an action that was certified as a class action on April 28, 1998 (Thibodeau et al. v. Great American Life Underwriters, et al., District Court, Dallas County, Texas). The class members, who were life insurance agents for GALU, allege that they were defrauded by defendants into surrendering renewal commissions in return for the promise of stock ownership in an unrelated company (Entrepreneur Corporation) to be made public at some point in the future. On July 26, 2000, the Court approved a class action settlement pursuant to which Great Southern paid $1.1 million to settle the claims asserted by the plaintiff class. The Texas Court of Appeals affirmed the trial court's approval of the settlement on November 9, 2001 and denied appellant's motion for rehearing on January 15, 2002. No petition for review by the Texas Supreme Court was filed, and the order approving the settlement is now final. Shortly before the settlement was approved by the trial court, a co-defendant named in the lawsuit, Norman T. Faircloth, filed a cross-claim against several of the other defendants, including Americo, Great Southern, Great American Life Underwriters, Inc., Entrepreneur Corp., and certain officers of Great Southern and Americo. The cross claim asserted claims similar to those asserted by the plaintiffs in the underlying lawsuit and sought similar relief including actual damages, treble and punitive damages, emotional distress damages and an accounting. On April 13, 2001, the court granted summary judgment in favor of Great Southern and other affiliated defendants on such cross-claim.

     On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation (collectively "Fremont") were named as defendants in a purported class action lawsuit arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts (Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California). On April 2, 1999, the court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On May 31, 2000, the California Court of Appeals affirmed the dismissal of plaintiff's fraud and reformation claims, but reversed the dismissal of claims alleging unconscionability, breach of covenant of good faith and fair dealing and statutory unfair business practices. The California Supreme Court denied defendants' petition for review, and the case has been remanded to the trial court for further proceedings.

      On August 16, 1999, a purported class action lawsuit (Pritzker v. The College Life Insurance Company of America, and Loyalty Life Insurance Company, U.S. District Court for the District of Massachusetts) was filed against the Company's subsidiary, AFL, and former subsidiary, Loyalty Life Insurance Company. Plaintiff alleges misrepresentations, breach of contract, and other wrongful conduct in connection with the imposition of increased cost of insurance charges under certain universal life policies assumed by defendants. Plaintiff also alleges defendants paid less than the minimum guaranteed interest due under such policies. Plaintiff also has sought leave to add a claim that defendants misrepresented the amount of interest paid in excess of the guaranteed amounts. The suit seeks actual and punitive damages, restitutionary and injunctive relief and an accounting.


     On December 13, 2001, a purported class action lawsuit (Lukens, et al. v. Ohio State Life Insurance Company) was filed against Ohio State in California's Los Angeles County Superior Court. The suit alleges that, on or before June 25, 1990, Ohio State breached the terms of certain of its universal life policies by increasing its cost of insurance rates without justification. The suit alleges that the increased rates were improperly motivated by Ohio State's desire to increase its revenues by, among other things, passing on to policyholders its increased tax liabilities under 1990 federal legislation governing the tax accounting for deferred policy acquisition costs. The suit asserts claims for breach of contract; breach of the covenant of good faith and fair dealing; and acts of unfair competition under California's Business and Professions Code. The suit seeks compensatory and exemplary damages in unspecified amounts, as well as injunctive relief and restitution.

     On March 13, 2001, a purported class action lawsuit (Ernesto Cortes v. Ohio State Life Insurance Company, 11th Judicial Circuit Court, Dade County, Florida) was filed against Ohio State. The suit alleges that Ohio State breached its obligations under a term life insurance policy purchased by plaintiff by failing to observe the guaranteed features of the policy. The suit seeks damages in an unspecified amount, prejudgment interest and attorney's fees on behalf of plaintiff and a purported national class of others similarly situated.

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

11.      Employee Benefit Plans

     Great Southern is a sponsor of several contributory postretirement benefit plans which provide life and medical insurance to participating retired employees and agents. Great Southern's former parent assumed responsibility for employees and agents who retired on or after August 1, 1984. Future costs of benefits for employees and agents who retired prior to August 1, 1984, are the responsibility of the Company. A liability for these postretirement benefits of $1,557 and $1,180 is included in other liabilities at December 31, 2001 and 2000, respectively.

12.      Segment Information

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product type. The Company's reportable segments are: life insurance operations, asset accumulation products operations and non-life insurance operations. The life insurance segment includes traditional term, whole life insurance, universal-life insurance and annuity products. This segment primarily consists of insurance business acquired by the Company. The accumulation products segment includes primarily annuity products sold to public school teachers and administrators and to the senior market. The non-life insurance segment includes the Company's investments in real estate and its 50% investment in Argus prior to dividending Argus to FHC on December 1, 2001. The Company's business is conducted primarily in the United States.

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

                                                  Accumulation       Non-Life
                               Life Insurance      Products          Insurance       Reconciling      Consolidated
                                 Operations        Operations       Operations          Items            Totals

Revenues
     2001                       $    362,363     $     62,992      $      6,397     $     (5,683)     $    426,069
     2000                            380,255           57,845             4,950            7,377           450,427
     1999                            398,423           42,568             6,019           15,829           462,839

Amortization expense
     2001                       $     27,301     $     14,099      $          -     $      1,509      $     42,909
     2000                             68,854           (1,383)                -              527            67,998
     1999                             67,364            3,179                 -            3,100            73,643

Income (loss) before provision
  for income taxes
     2001                       $     50,955     $     (1,357)     $      1,348     $    (33,996)     $     16,950
     2000                             46,853           10,610             1,929          (36,952)           22,440
     1999                             43,950              642             4,034          (32,408)           16,218

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

     Amounts due from (to) affiliates at December 31, 2001 and 2000 include $1,807 and $(698), respectively, due from (to) FHC arising from intercompany tax allocation.

     The following table summarizes the related party transactions for the three years ended December 31:

                                                                                2001          2000          1999
                                                                                ----          ----          ----

Data processing agreement between the Company and FHC                       $   8,552     $   8,811     $  11,413
Advisory agreement between the Company and FHC                                  3,935         4,864         5,035
Air transportation cost sharing agreement                                         328           440           343
Rental expense                                                                  1,445         1,474         1,396
Laboratory services                                                               341           337           406

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

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors and
Stockholder of Americo Life, Inc.


     Our audits of the consolidated financial statements referred to in our report dated March 25, 2002 appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 25, 2002

                                                                   Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                                  Balance Sheet
                             (Dollars in thousands)
                           December 31, 2001 and 2000


                                                                                              2001          2000
                                                                                              ----          ----
                                         Assets
Fixed maturity securities, available for sale, at market (cost: $1,006 and $0)            $     1,030   $         -
Equity securities, at market (cost: $9,187 and $9,082)                                         27,155        33,639
Investment in subsidiaries                                                                    221,080       221,882
Cash and cash equivalents                                                                         643            80
Surplus debentures receivable                                                                 122,222       121,668
Property and equipment, net                                                                       594           974
Other assets                                                                                    6,967        31,841
                                                                                          -----------   -----------
   Total assets                                                                           $   379,691   $   410,084
                                                                                          ===========   ===========

                          Liabilities and Stockholder's Equity
Notes payable                                                                             $   109,963   $   110,359
Accrued interest payable                                                                          839           842
Amounts due to affiliates                                                                       3,252           311
Deferred income taxes                                                                          10,012         9,259
Other liabilities                                                                               3,317        34,651
                                                                                          -----------   -----------
   Total liabilities                                                                          127,383       155,422
                                                                                          -----------   -----------

Stockholder's equity:
Common stock ($1 par value, 30,000 shares authorized, 10,000 issued and
  outstanding)                                                                                     10            10
Preferred stock, net of investment in parent company preferred stock                                -             -
Additional paid-in capital                                                                      3,745         3,745
Accumulated other comprehensive income                                                         30,757        35,635
Retained earnings                                                                             217,796       215,272
                                                                                          -----------   -----------
   Total stockholder's equity                                                                 252,308       254,662
                                                                                          -----------   -----------
   Total liabilities and stockholder's equity                                             $   379,691   $   410,084
                                                                                          ===========   ===========
















                  See notes to condensed financial information

                                                                  Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                               Statement of Income
                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                2001          2000          1999
                                                                                ----          ----          ----
Income
   Management and data processing fees from subsidiaries                    $    11,916   $    12,301   $    14,840
   Interest income on surplus debentures receivable                              10,817        11,306        11,427
   Net investment income                                                            564           143           624
   Net realized investment gains (losses)                                         1,179        (1,644)         (196)
   Other income                                                                     119         1,627         1,978
                                                                            -----------   -----------   -----------
     Total income                                                                24,595        23,733        28,673
                                                                            -----------   -----------   -----------

Expenses
   Management and advisory fees to parent                                        12,487        13,675        16,448
   Interest expense                                                              10,440        10,515        11,647
   Other operating expenses                                                      (5,226)        1,423         6,563
   Amortization expense                                                             691           923         1,193
                                                                            -----------   -----------   -----------
     Total expenses                                                              18,392        26,536        35,851
                                                                            -----------   -----------   -----------
     Income (loss) before provision for income taxes and equity in income
       of subsidiaries                                                            6,203        (2,803)       (7,178)
Provision for income taxes                                                        1,847        (1,008)       (2,341)
                                                                            -----------   -----------   -----------
     Loss before equity in income of subsidiaries                                 4,356        (1,795)       (4,837)
Equity in income of subsidiaries                                                  7,769        16,667        16,311
                                                                            -----------   -----------   -----------
     Net income                                                             $    12,125   $    14,872   $    11,474
                                                                            ===========   ===========   ===========
























                  See notes to condensed financial information

                                                                   Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                2001          2000          1999
                                                                                ----          ----          ----

Cash flows from operating activities
  Net income                                                                $   12,125    $   14,872    $   11,474
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                1,258         1,561         1,866
    Undistributed equity in earnings of subsidiaries                            (7,769)      (16,667)      (16,311)
    Dividends received from subsidiaries                                             -             -        12,616
    Decrease (increase) in other assets, net of amortization                    22,086       (18,763)       (4,459)
    Increase (decrease) in other liabilities                                   (27,934)       17,878         7,387
    Provision for current income taxes                                               -             -         1,597
    Provision for deferred income taxes                                          2,272          (948)       (1,883)
    Increase (decrease) in amounts due to/from affiliates                        2,941        (4,474)        6,436
    Net realized (gains) losses on investments                                  (1,179)        1,644           196
    Other changes                                                                  300           299           338
                                                                            ----------    ----------    ----------
    Total adjustments                                                           (9,358)      (19,470)        7,783
                                                                            -----------   ----------    ----------
    Net cash provided (used) by operating activities                             4,100        (4,598)       19,257
                                                                            ----------    ----------    ----------

Cash flows from investing activities
  Purchases of equity securities                                                  (105)         (264)       (2,991)
  Sales of equity securities                                                         -         3,182         5,881
  Purchases of fixed maturity investments                                       (1,007)            -             -
  Investment in subsidiary                                                          (1)            -             -
  Principal collected on surplus debentures receivable                             950           906           866
  Change in other invested assets                                                 (488)          206        (4,007)
  Purchases of property and equipment, net                                        (186)         (266)         (254)
                                                                            -----------   ----------    ----------
    Net cash provided (used) by investing activities                              (837)        3,764          (505)
                                                                            -----------   ----------    ----------

Cash flows from financing activities
  Repayments of notes payable                                                     (700)         (655)      (21,615)
  Dividends paid                                                                (2,000)       (2,000)       (2,000)
                                                                            -----------   ----------    ----------
  Net cash used by financing activities                                         (2,700)       (2,655)      (23,615)
                                                                            -----------   ----------    ----------

Net increase (decrease) in cash and cash equivalents                               563        (3,489)       (4,863)
Cash and cash equivalents at beginning of year                                      80         3,569         8,432
                                                                            ----------    ----------    ----------
Cash and cash equivalents at end of year                                    $      643    $       80    $    3,569
                                                                            ==========    ==========    ==========

Supplemental disclosure of cash flow information
  Cash paid during year for interest                                        $   10,165    $   10,349    $   11,251

Supplemental schedule of noncash investing and financing
 activities
 Dividend of equity subsidiary to parent                                    $    7,601    $        -    $        -



                  See notes to condensed financial information

                                                                   Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information
                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

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

                                                                   Schedule IV
                       Americo Life, Inc. and Subsidiaries

                                   Reinsurance
                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                                        Percentage
                                                                       Assumed                          of Amount
          Year Ended                 Gross        Ceded to Other      From Other           Net           Assumed
         December 31,                Amount          Companies        Companies           Amount         to Net


2001
Insurance in force              $   41,730,003    $   13,926,057   $      396,337    $   28,200,283          1.4%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      262,427    $       60,443   $        4,899    $      206,883          2.4%
                                ==============    ==============   ==============    ==============          ====

2000
Insurance in force              $   43,537,028    $   14,512,268   $      300,465    $   29,325,225          1.0%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      281,055    $       68,124   $        7,760    $      220,691          3.5%
                                ==============    ==============   ==============    ==============          ====

1999
Insurance in force              $   43,802,144    $   11,134,535   $      602,028    $   33,269,637          1.8%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      265,134    $       49,905   $        9,667    $      224,896          4.3%
                                ==============    ==============   ==============    ==============          ====

                                                                    Schedule V
                       Americo Life, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                      Additions
                                                              ---------------------------
                                                 Balance at    Charged to    Charged to                  Balance at
         Year Ended                              Beginning      Cost and       Other                       End of
         December 31,                            of Period      Expenses    Accounts (1)   Deductions      Period
         ------------                            ---------      --------     ---------     ----------      ------
2001
Reserve for impairment of mortgage loans
on real estate                                  $       300   $         -   $         -   $       300   $         -
Write-down for impairment of real estate                  -             -             -             -             -
Allowance for receivables from agents                 4,951         4,017         2,215                      11,183
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     5,251   $     4,017   $     2,215   $       300   $    11,183
                                                ===========   ===========   ===========   ===========   ===========

2000
Reserve for impairment of mortgage loans
on real estate                                  $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate                 68             -             -            68             -
Allowance for receivables from agents                 4,242           709             -             -         4,951
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     4,610   $       709   $         -   $        68   $     5,251
                                                ===========   ===========   ===========   ===========   ===========

1999
Reserve for impairment of mortgage loans
on real estate                                  $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate                107             -             -            39            68
Allowance for receivables from agents                 3,580           662             -             -         4,242
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     3,987   $       662   $         -   $        39   $     4,610
                                                ===========   ===========   ===========   ===========   ===========


(1)      Amounts transferred from other allowance accounts.




<