Form 10-Q
period 2002-03-31
AMERICO LIFE INC
filed 2002-05-15
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002 or

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

           Class and Title of                    Shares Outstanding
             Capital Stock                       as of May 11, 2002
             -------------                       ------------------
      Common Stock $1.00 Par Value                      10,000

                      AMERICO LIFE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     (Dollars in thousands - unaudited)

                                                                                     March 31,           December 31,
                                                                                       2002                 2001
                                                                                     --------             ---------
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $687,229 and $712,314)            $    675,492       $    694,889
     Available for sale, at market (amortized cost: $1,390,662 and $1,308,773)         1,384,813          1,321,040
     Trading, at market (amortized cost: $106,144 and $57,747)                           106,184             57,760
   Equity securities, at market (cost: $54,906 and $48,598)                               80,894             74,531
   Investment in equity subsidiaries                                                       7,249              7,518
   Mortgage loans on real estate, net                                                    268,999            269,910
   Investment real estate, net                                                            28,262             28,196
   Policy loans                                                                          188,720            189,683
   Other invested assets                                                                  39,281             41,602
                                                                                    ------------       ------------
     Total investments                                                                 2,779,894          2,685,129

Cash and cash equivalents                                                                 32,981             59,714
Accrued investment income                                                                 35,199             34,050
Amounts receivable from reinsurers                                                     1,141,657          1,125,586
Other receivables                                                                        164,158             55,353
Deferred policy acquisition costs                                                        262,080            242,170
Cost of business acquired                                                                146,755            149,679
Amounts due from affiliates                                                               16,998              7,980
Other assets                                                                              19,859             19,375
                                                                                    ------------       ------------
     Total assets                                                                   $  4,599,581       $  4,379,036
                                                                                    ============       ============

Liabilities and stockholder's equity
Policyholder account balances                                                       $  2,752,285       $  2,729,865
Reserves for future policy benefits                                                      812,274            811,355
Unearned policy revenues                                                                  59,482             50,907
Policy and contract claims                                                                49,055             38,068
Other policyholder funds                                                                 156,721            151,946
Notes payable                                                                            101,622            101,547
Amounts payable to reinsurers                                                             44,592             39,489
Deferred income taxes                                                                     68,362             65,825
Due to broker                                                                            229,581             70,588
Other liabilities                                                                         76,051             67,138
                                                                                    ------------       ------------
     Total liabilities                                                                 4,350,025          4,126,728
                                                                                    ------------       ------------

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized, 10,000 shares issued
     and outstanding)                                                                         10                 10
   Preferred stock, net of investment in parent company preferred stock                        -                  -
   Additional paid-in capital                                                              3,745              3,745
   Accumulated other comprehensive income                                                 24,046             30,757
   Retained earnings                                                                     221,755            217,796
                                                                                    ------------       ------------
     Total stockholder's equity                                                          249,556            252,308
                                                                                    ------------       ------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                     $  4,599,581       $  4,379,036
                                                                                    ============       ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
          (Dollars in thousands, except per share amounts - unaudited)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                       2002               2001
                                                                                       ----               ----
Income
Premiums and policy revenues                                                        $     53,947       $     53,402
Net investment income                                                                     55,901             43,291
Net realized investment gains (losses)                                                       169             (3,334)
Other income                                                                               2,049              2,120
                                                                                    ------------       ------------
   Total income                                                                          112,066             95,479
                                                                                    ------------       ------------

Benefits and expenses
Policyholder benefits:
   Death benefits                                                                         32,562             28,651
   Interest credited on policyholder funds                                                28,282             27,785
   Other policyholder benefits                                                             8,551               (927)
   Change in reserves for future policy benefits                                          (1,603)            (2,895)
Commissions                                                                                1,194              2,252
Amortization expense                                                                      15,165             14,704
Interest expense                                                                           2,325              2,402
Other operating expenses                                                                  18,738             20,749
                                                                                    ------------       ------------
   Total benefits and expenses                                                           105,214             92,721
                                                                                    ------------       ------------

   Income before provision for income taxes and cumulative effect of a
    change in accounting principle                                                         6,852              2,758

Provision for income taxes                                                                 2,301                918
                                                                                    ------------       ------------

Income before cumulative effect of a change in accounting principle                        4,551              1,840

Cumulative effect of a change in accounting principle                                          -                832
                                                                                    ------------       ------------
     Net income                                                                     $      4,551       $      2,672
                                                                                    ============       ============

Earnings per share:
  Income before cumulative effect of a change in accounting principle               $     455.10        $    184.00
  Cumulative effect of a change in accounting principle                                       -               83.20
                                                                                    -----------          ----------

     Net income                                                                     $     455.10        $    267.20
                                                                                    ============        ===========

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Dollars in thousands - unaudited)

                                                                                             Three Months
                                                                                           Ended March 31,
                                                                                       2002               2001
                                                                                       ----               ----

Cash flows from operating activities
Net income                                                                          $      4,551       $      2,672
                                                                                     -----------        -----------

Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization                                                          15,815             15,844
   Deferred policy acquisition costs                                                     (14,310)           (15,692)
   Undistributed earnings of equity subsidiaries                                            (422)               117
   Amortization of unrealized gains                                                         (972)              (654)
   (Increase) decrease in assets:
     Accrued investment income                                                            (1,148)              (732)
     Amounts receivable from reinsurers                                                  (16,097)            14,803
     Other receivables                                                                    (2,235)             2,323
     Other assets, net of amortization expense                                              (782)            (2,783)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                       (17,662)           (25,169)
     Reserves for future policy benefits and unearned policy revenues                        745             16,312
     Policy and contract claims                                                           10,986              6,521
     Other policyholder funds                                                              4,775              1,640
     Amounts payable to reinsurers                                                         5,103             (4,565)
     Provision for deferred income taxes                                                   6,137                285
     Federal income tax payable                                                              (15)              (135)
     Change in affiliated balances                                                        (9,018)            (5,259)
     Other liabilities                                                                     8,941                620
   Change in trading securities                                                          (48,424)               820
   Net realized (gains) losses on investments sold                                          (169)             3,334
   Amortization on bonds and mortgage loans                                                  612                585
   Other changes                                                                            (214)            (1,797)
                                                                                    ------------       ------------

     Total adjustments                                                                   (58,354)             6,418
                                                                                    ------------       ------------

Net cash provided (used) by operating activities                                         (53,803)             9,090
                                                                                    ------------       ------------

                                                                  (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                             Three Months
                                                                                           Ended March 31,
                                                                                       2002               2001
                                                                                       ----               ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                          $   (108,726)      $   (275,094)
   Purchases of equity securities                                                         (7,470)           (21,817)
   Purchases of other investments                                                           (794)           (13,029)
   Mortgage loans originated                                                              (5,583)            (4,306)
   Maturities or redemptions of fixed maturity investments                                13,734              2,759
   Sales of fixed maturity available for sale investments                                 23,756             91,922
   Sales of fixed maturity held to maturity investments                                    7,932                  -
   Sales of equity securities                                                              1,091             20,620
   Sales of other investments                                                              3,056                249
   Repayments from mortgage loans                                                          6,519              5,300
   Change in due to broker                                                                53,100             65,397
   Change in policy loans                                                                    963              2,111
                                                                                    ------------       ------------
     Net cash used by investing activities                                               (12,422)          (125,888)
                                                                                    ------------       ------------

Cash flows from financing activities
   Receipts credited to policyholder account balances                                     97,252            103,168
   Return of policyholder account balances                                               (57,169)           (63,025)
   Dividends paid                                                                           (591)              (500)
                                                                                    ------------       ------------
     Net cash provided by financing activities                                            39,492             39,643
                                                                                    ------------       ------------

Net decrease in cash and cash equivalents                                                (26,733)           (77,155)
                                                                                    ------------       ------------

Cash and cash equivalents at beginning of period                                          59,714            110,260
                                                                                    ------------       ------------

Cash and cash equivalents at end of period                                          $     32,981       $     33,105
                                                                                    ============       ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2002 and 2001
              (In thousands, except per share amounts - unaudited)

     The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 2001 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2000 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 2001 consolidated financial statements. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the expected results for the full year 2002, nor the results experienced for the year 2001.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

     Previously reported amounts for the prior year have in some instances been reclassified to conform to the current year presentation.

Newly adopted accounting pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes previously issued guidance on accounting for business combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill.

     SFAS No. 142 supersedes the current accounting guidance for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For all other goodwill and intangible assets, the amortization provisions are effective upon adoption of SFAS No. 142. The impairment provisions of SFAS No. 142 are effective upon adoption of the statement. Adoption of SFAS No. 142 is required as of the beginning of fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002 did not have a significant effect on its consolidated financial position or results of operations.

     SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations" operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a significant effect on its consolidated financial position or results of operations.

     The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position No. 01-06 ("SOP 01-06") "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. SOP 01-06 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's accounting practices for its lending activities are already consistent with the guidance contained in SOP 01-06. Therefore, adoption of SOP 01-06 on January 1, 2002 did not have a significant effect on the Company's financial statements.

Recently issued accounting pronouncements

     The FASB recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, adoption of SFAS No. 143 will not affect the Company's consolidated financial statements.

     During 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds prior Statements that required the classification of gains or losses from the extinguishment of debt as extraordinary. As a result, gains or losses from extinguishments of debt will only be classified as extraordinary if they meet existing accounting criteria. SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13 "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company's consolidated financial statements will not be affected by the adoption of SFAS No. 145.

2.       STOCKHOLDER'S EQUITY

     Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is as follows:

                                                    2002              2001
                                                    ----              ----
Net income                                       $  4,551          $  2,672
Other comprehensive income (loss)                  (6,711)           (3,009)
                                                 --------          --------
Comprehensive income (loss)                      $ (2,160)         $   (337)
                                                 ========          ========

     Following are the components of net unrealized investment gains which comprise accumulated other comprehensive income:

                                                                                                    Three Months
                                                        March 31,            December 31,              Ended
                                                          2002                   2001              March 31, 2002
                                                          ----                   ----              --------------
Investment securities:
    Fixed maturities available for sale                $    (8,163)           $     9,966            $   (18,129)
    Fixed maturities reclassified from
     available for sale to held to maturity                 21,618                 22,590                   (972)
    Equity securities                                       25,994                 25,939                     55
                                                       -----------            -----------            -----------
                                                            39,449                 58,495                (19,046)

Effect on other balance sheet accounts                      (3,670)               (12,391)                 8,721
Deferred income taxes                                      (11,733)               (15,347)                 3,614
                                                       -----------            -----------            -----------
    Net unrealized investment gains                    $    24,046            $    30,757            $    (6,711)
                                                       ===========            ===========            ===========

     During both the three months ended March 31, 2002 and 2001, the Company paid cash dividends to Financial Holding Corporation ("FHC") totaling $500.

     During the three months ended March 31, 2002, the Company paid dividends on its preferred stock of $1,770, consisting of $1,000 of additional shares of preferred stock and $770 of cash. During the three months ended March 31, 2002, the Company received dividends on FHC preferred stock of $1,679, consisting of $1,000 of additional shares of preferred stock and $679 of cash. The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock and the dividends receivable on the FHC preferred stock are both recorded directly to retained earnings.

3.       COMMITMENTS AND CONTINGENCIES

         On January 15, 2002, the United States District Court for the Northern District of Texas approved a class-wide settlement and dismissed with prejudice the claims of the class members in a certified class action in which Great Southern Life Insurance Company ("Great Southern") had been a defendant. The class consists of certain present and former policyholders who purchased interest-sensitive whole life and universal life insurance policies issued or acquired by Great Southern between January 1, 1982 and December 31, 1999. The orders approving the settlement are now final, as no appeals were filed. The Company has accounted for the terms of the settlement in its consolidated financial statements.

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Of those present and former policyholders who filed such notices, over 1,300 have notified Great Southern that they have retained an attorney to represent them. In early February 2002, Great Southern filed actions in twelve states against substantially all of these policyholders seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel ("Panel") on Multidistrict Litigation issued an order on March 27, 2002 conditionally transferring the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings. Several objections to the conditional transfer order have been filed which have the effect of staying the transfer order until the Panel rules on the objections. Several individuals who sent in exclusion notices also have filed separate actions against Great Southern in several states asserting claims related to sales practices and seeking actual and punitive damages. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of the above-referenced actions are adverse to it.

     On January 25, 2002, the 111th District Court of Webb County, Texas approved a class-wide settlement and dismissed with prejudice the claims of the class members in a certified class action in which Americo Financial Life and Annuity Insurance Company ("Americo Financial"), as well as certain affiliates of the Company, had been defendants. The class consists of certain present and former owners of certain annuities and interest-sensitive life insurance policies issued or acquired by Americo Financial between January 1, 1993 and October 1, 2001. The orders approving the settlement are now final, as no appeals were filed. The Company has accounted for the anticipated costs of the settlement in its consolidated financial statements.

     The Company and its subsidiaries are also named as defendants in other pending actions, including purported class actions filed against Great Southern, Americo Financial and Ohio State Life Insurance Company asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. Plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, and such amounts could be large. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending litigation, after consideration of amounts provided for in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.

4.       SEGMENT INFORMATION

     The table below presents information about the reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle for the Company's reportable segments as defined in the Company's December 31, 2001 Form 10-K. Asset information by segment is not reported, because the Company does not produce such information internally.

                                                 Asset
                         Life Insurance       Accumulation         Reconciling         Consolidated
                           Operations          Operations             Items               Totals
                         2002      2001      2002      2001      2002      2001       2002      2001
                         ----      ----      ----      ----      ----      ----       ----      ----

Revenues                 $92,864  $92,093   $17,523   $15,082    $1,679  $(11,696)  $112,066   $95,479
Income (loss) before
  income taxes            10,052   12,799     2,502       648    (5,702)  (10,689)     6,852     2,758

     Significant reconciling items shown in the above table which are not allocated to specific segments include interest expense and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses). Prior to 2002, the Company reported a non-life insurance investments segment. The Company has determined that the investments that comprised this segment are no longer significant enough for separate reporting as a segment. These investments are now reported with the other reconciling items for all periods presented.

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

CRITICAL ACCOUNTING POLICIES

     Reference is made to the Company's Form 10-K for the year ended December 31, 2001 for a discussion of the Company's critical accounting policies and the use of estimates and judgement in the preparation of the Company's consolidated financial statements. There were no changes in estimates during the three months ended March 31, 2002 which had a significant impact on the Company's reported results of operations or financial condition.

SEGMENT RESULTS

     Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", are summarized as follows (in millions):

                                 Life Insurance             Asset Accumulation
                                   Operations                  Operations
                              --------------------          ------------------
                                    March 31,                  March 31,
                               2002        2001            2002        2001
                               ----        ----            ----        ----

Revenues                      $92.9       $92.1           $17.5       $15.1
Income before income taxes     10.1        12.8             2.5         0.6

     Prior to 2002, the Company reported a non-life insurance investments segment. The Company has determined that the investments that comprised this segment are no longer significant enough for separate reporting as a segment. These investments are now reported with the other reconciling items for all periods presented.

     Life insurance operations. Income before income taxes for the three months ended March 31, 2002 was $10.1 million compared to $12.8 million for the three months ended March 31, 2001. The decrease in profits from 2001 to 2002 is primarily due to (i) a $2.1 million increase in death benefits, net of reserves for future policy benefits released on traditional life insurance death benefits, and (ii) decreased profits from the Company's preneed business.

     Asset accumulation operations. Income before income taxes for the three months ended March 31, 2002 was $2.5 million compared to $0.6 million for the same period in 2001. This increase in profits is due to increased interest spreads on the Company's equity-indexed annuities and a reduction in operating expenses allocated to this segment.

     Reconciling items. The difference between the segment revenues and income before income taxes shown above and the consolidated financial statements result from items not allocated to specific segments. The significant reconciling items are interest expense, gains or losses from changes in fair values of the Company's asset and liability derivatives and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses). The revenues from reconciling items were $1.7 million and $(12.7) million for the three months ended March 31, 2002 and 2001, respectively. The higher revenues in 2002 primarily related to the changes in fair values of the Company's investment derivatives. For the three months ended March 31, 2002 and 2001, the fair values of the investment derivatives decreased $2.6 million and $11.8 million, respectively. The increased revenues in 2002 also resulted from realized investment gains of $0.2 million in 2002 versus realized investment losses of $3.3 million in 2001.

     The loss before income taxes from reconciling items was $5.7 million and $10.7 million for the three months ended March 31, 2002 and 2001, respectively. The reduction in the loss in 2002 compared to 2001 primarily resulted from (i) the realized investment gains and losses discussed in the preceding paragraph and (ii) lower operating expenses in 2002.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Income before income taxes and cumulative effect of a change in accounting principle for the three months ended March 31, 2002 was $6.9 million compared to $2.8 million for the three months ended March 31, 2001. The primary reasons for the increase in profits in 2002 compared to 2001 were (i) net realized investment gains in 2002 versus realized investment losses in 2001, (ii) a decrease in operating expenses and (iii) an increase in realized investment gains from the Company's bond trading portfolio. These increases were partially offset by (i) increased death benefits in 2002 and (ii) a decrease in profits from the Company's preneed business.

     Premiums and policy revenues. Premiums and policy revenues totaled $53.9 million for the three months ended March 31, 2002 compared to $53.4 million for the three months ended March 31, 2001. Premiums from traditional life insurance business decreased $0.3 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. A $1.8 million decrease in premiums from the Company's inforce traditional life insurance business was partially offset by a $1.5 million increase in preneed premiums. Policy revenues from interest-sensitive life and annuity products increased $0.8 million from 2001 to 2002. This increase was primarily due to the overall growth in the Company's universal-life type policies and annuities.

     Net investment income. Net investment income totaled $55.9 million for the three months ended March 31, 2002 compared to $43.3 million for the three months ended March 31, 2001. Net investment income for the three months ended March 31, 2002 and 2001 was comprised of the following (in millions):

                                                      2002                    2001
                                                      ----                    ----

Fixed maturities                                   $    37.7                $   34.8
Mortgage loans                                           5.4                     5.2
Policy loans                                             2.7                     2.7
Reinsurance funds held by reinsurer                     12.1                    11.7
Derivatives                                             (2.6)                  (11.8)
Other, net of investment expenses                        0.6                     0.7
                                                   ---------                --------
     Net investment income                         $    55.9                $   43.3
                                                   =========                ========

     The changes in the fair values of call options and futures contracts owned by the Company are recorded as a component of investment income. The fair value of the Company's call options and futures contracts decreased $2.6 million and $11.8 million during the three months ended March 31, 2002 and 2001, respectively. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities, which is recorded as a component of policyholder benefits. Net investment income also increased from 2001 to 2002 due to an increase in gains on the Company's bond trading portfolio during 2002.

     Net realized investment losses. Net realized investment gains totaled $0.2 million for the three months ended March 31, 2002 compared to net realized investment losses of $3.3 million for the three months ended March 31, 2001. During the three months ended March 31, 2002 and 2001, the Company realized losses on common stocks of $0.1 million and $2.0 million, respectively. The Company also recorded gains (losses) on fixed maturity investments of $0.2 million and $(1.2) million, respectively, during the three months ended March 31, 2002 and 2001.

     Policyholder benefits. Policyholder benefits totaled $67.8 million for the three months ended March 31, 2002 compared to $52.6 million for the three months ended March 31, 2001. As discussed above, included in policyholder benefits is the change in the fair value of issued options embedded in the Company's equity-indexed annuity liabilities. During the three months ended March 31, 2002 and 2001, the fair values of the issued options decreased $2.1 million and $12.2 million, respectively. The remaining increase in policyholder benefits was attributable to (i) a $3.2 million increase in death benefits and (ii) a $0.7 million increase in other policyholder benefits.

     Amortization expense. Amortization expense totaled $15.2 million for the three months ended March 31, 2002 compared to $14.7 million for the three months ended March 31, 2001. During 2001, the Company revised its estimate of future gross profits on the asset accumulation business, which had the effect of increasing its deferred policy acquisition cost assets at December 31, 2001. Consequently, amortization expense related to deferred policy cost assets was higher during the three months ended March 31, 2002 as compared to the same period in 2001.

     Other operating expenses. Other operating expenses totaled $18.7 million for the three months ended March 31, 2002 compared to $20.7 million for the three months ended March 31, 2001. The decrease in other operating expenses in 2002 compared to 2001 primarily resulted from the continued cost reduction efforts of the Company. These cost reduction efforts includes the relocation of operations from its Austin, Texas location to its other locations and the discontinuation of third party administration operations. Other operating expenses for the three months ended March 31, 2001 included a $1.0 million increase in the allowance for receivables from agents which the Company has estimated are uncollectible.


FINANCIAL CONDITION AND LIQUIDITY

     The changes occurring in the Company's consolidated balance sheet from December 31, 2001 to March 31, 2002 primarily reflect the normal operations of the Company's life insurance subsidiaries.

     The quality of the Company's investment in fixed maturity investments at March 31, 2002 remained consistent with the quality at December 31, 2001. Non-investment grade securities totaled less than 4.0% of the Company's total fixed maturity investments at March 31, 2002. The Company has not made any significant changes to its investment philosophy during 2002.

     The Company's net unrealized investment gains decreased $6.7 million during the first three months of 2002. The components of the change during the three months ended March 31, 2002 were as follows (in millions):

     Investment securities:
         Fixed maturities available for sale              $ (18.1)
         Fixed maturities reclassified from
          available for sale to held to maturity             (1.0)
         Equity securities                                    0.1
                                                          -------
                                                            (19.0)

     Effect on other balance sheet accounts                   8.7
     Deferred income taxes                                    3.6
                                                          -------
         Net unrealized investment losses                 $  (6.7)
                                                          =======


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. During the three months ended March 31, 2002, changes in the interest rate environment did not adversely affect the Company's economic position. These rate changes do not materially affect disclosures included in the Company's December 31, 2001 Form 10-K regarding the Company's exposure to market risk.


PART II - OTHER INFORMATION

ITEM 2.           LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties. Included among those matters reported in the Form 10-K was the settlement in January 2002 of a class action filed against Great Southern Life Insurance Company ("Great Southern") (In re Great Southern Life Insurance Company Sales Practices Litigation, MDL 1214, In the United States District Court for the Northern District of Texas). Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Of those present and former policyholders who filed such notices, over 1,300 have notified Great Southern that they have retained an attorney to represent them. In early February 2002, Great Southern filed actions in twelve states against substantially all of these policyholders seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel ("Panel") on Multidistrict Litigation issued an order on March 27, 2002 conditionally transferring the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings. Several objections to the conditional transfer order have been filed which have the effect of staying the transfer order until the Panel rules on the objections. Several individuals who sent in exclusion notices also have filed separate actions against Great Southern in several states asserting claims related to sales practices and seeking actual and punitive damages. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of the above-referenced actions are adverse to it.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:


3.1 Restated Articles of Incorporation, as amended December 28, 2001, of the Registrant (incorporated by reference from Exhibit 3.1 to Registrant's Form 10-K [File No. 33-64820] for the year ended December 31, 2001.

3.2 Bylaws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to Registrant's Form S-4 [File No. 33-64820] filed June 22,
      1993).

4.7* Amended and Restated Surplus Debenture No. 007 dated January 1, 2002 in the amount of $28,158,000 made by United Fidelity Life Insurance Company payable to the Registrant.

       *Filed herewith.
-------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 2002.

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


Date:  May 14, 2002