Form 10-Q
period 2002-06-30
AMERICO LIFE INC
filed 2002-08-14
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

           X          QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2002 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
       Class and Title of                        Shares Outstanding
         Capital Stock                          as of August 13, 2002
        -------------                           ---------------------
   Common Stock $1.00 Par Value                       10,000

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                                      June 30,        December 31,
                                                                                        2002              2001
                                                                                        ----              ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $671,018 and $712,314)              $    641,836     $    694,889
     Available for sale, at market (amortized cost: $1,396,923 and $1,308,773)           1,433,167        1,321,040
     Trading, at market (amortized cost: $53,565 and $57,747)                               53,464           57,760
   Equity securities, at market (cost: $58,966 and $48,598)                                 77,435           74,531
   Investment in equity subsidiaries                                                         7,372            7,518
   Mortgage loans on real estate, net                                                      280,969          269,910
   Investment real estate, net                                                              28,139           28,196
   Policy loans                                                                            186,320          189,683
   Other invested assets                                                                    33,472           41,602
                                                                                      ------------     ------------
     Total investments                                                                   2,742,174        2,685,129

Cash and cash equivalents                                                                   53,769           59,714
Accrued investment income                                                                   33,341           34,050
Amounts receivable from reinsurers                                                       1,118,362        1,125,586
Other receivables                                                                          157,995           55,353
Deferred policy acquisition costs                                                          235,948          242,170
Cost of business acquired                                                                  136,616          149,679
Amounts due from affiliates                                                                  6,794            7,980
Other assets                                                                                20,070           19,375
                                                                                      ------------     ------------
     Total assets                                                                     $  4,505,069     $  4,379,036
                                                                                      ============     ============

Liabilities and stockholder's equity
Policyholder account balances                                                         $  2,784,995     $  2,729,865
Reserves for future policy benefits                                                        811,432          811,355
Unearned policy revenues                                                                    43,921           50,907
Policy and contract claims                                                                  32,212           38,068
Other policyholder funds                                                                   164,102          151,946
Notes payable                                                                              101,300          101,547
Amounts payable to reinsurers                                                               34,903           39,489
Deferred income taxes                                                                       80,272           65,825
Due to brokers                                                                             137,152           70,588
Other liabilities                                                                           55,308           67,138
                                                                                      ------------     ------------
     Total liabilities                                                                   4,245,597        4,126,728
                                                                                      ------------     ------------

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized, 10,000 shares issued
     and outstanding)                                                                           10               10
   Preferred stock, net of investment in parent company preferred stock                          -                -
   Additional paid-in capital                                                                3,745            3,745
   Accumulated other comprehensive income                                                   32,439           30,757
   Retained earnings                                                                       223,278          217,796
                                                                                      ------------     ------------
     Total stockholder's equity                                                            259,472          252,308
                                                                                      ------------     ------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                       $  4,505,069     $  4,379,036
                                                                                      ============     ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)


                                                            Three Months                        Six Months
                                                           Ended June 30,                     Ended June 30,
                                                        2002            2001                2002           2001
                                                        ----            ----                ----           ----
Income
Premiums and policy revenues                        $      52,318  $      50,954       $     106,265   $     104,357
Net investment income                                      46,958         56,269             102,159          99,560
Net realized investment losses                             (5,644)          (881)             (5,475)         (4,215)
Other income                                                2,450          2,100               4,499           4,220
                                                    -------------  -------------       -------------   -------------
   Total income                                            96,082        108,442             207,448         203,922

Benefits and Expenses
Policyholder benefits:
   Death benefits                                          28,067         28,792              60,629          57,443
   Interest credited on policyholder funds                 29,268         27,860              57,550          55,645
   Other policyholder benefits                                909          8,914               9,460           7,986
   Change in reserves for future policy benefits           (3,255)        (2,081)             (4,858)         (4,977)
Commissions                                                 1,558          2,902               2,752           5,154
Amortization expense                                       15,393          9,133              30,558          23,837
Interest expense                                            2,362          2,403               4,687           4,805
Other operating expenses                                   18,511         19,883              36,549          40,634
Restructuring expenses                                          -          4,696                   -           4,696
                                                    -------------  -------------       -------------   -------------

   Total benefits and expenses                             92,813        102,502             197,327         195,223
                                                    -------------  -------------       -------------   -------------

   Income before provision for income taxes and
     cumulative effect of a change in accounting
     principle                                              3,269          5,940              10,121           8,699

Provision for income taxes                                  1,155          1,981               3,456           2,899
                                                    -------------  -------------       -------------   -------------

   Income before cumulative effect of a change in
     accounting principle                                   2,114          3,959               6,665           5,800

Cumulative effect of a change in accounting
   principle                                                    -              -                   -             832
                                                    -------------  -------------       -------------   -------------

     Net income                                     $       2,114  $       3,959       $       6,665   $       6,632
                                                    =============  =============       =============   =============

Net income per common share:
   Income before cumulative effect of a change in
     accounting principle                           $      211.40   $     395.90        $     666.50    $     580.00
   Cumulative effect of a change in accounting
     principle                                                  -              -                   -           83.20
                                                     ------------  -------------        ------------    ------------
     Net income                                      $     211.40   $     395.90        $     666.50    $     663.20
                                                     ============   ============        ============    ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                        2002              2001
                                                                                        ----              ----

Cash flows from operating activities
Net income                                                                            $      6,665     $      6,632
                                                                                       -----------      -----------

Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                            32,574           31,186
   Deferred policy acquisition costs                                                       (29,848)         (32,401)
   Undistributed earnings of equity subsidiaries                                              (583)             769
   Amortization of unrealized gains                                                         (1,883)          (1,425)
   (Increase) decrease in assets:
     Accrued investment income                                                                 709           (2,193)
     Amounts receivable from reinsurers                                                      7,509           47,046
     Other receivables                                                                      (4,346)           3,356
     Other assets, net of amortization expense                                              (1,153)          (3,297)
   Increase (decrease) in liabilities:
     Policyholder account balances                                                         (41,561)         (38,588)
     Reserves for future policy benefits and unearned policy revenues                          345            9,132
     Policy and contract claims                                                             (5,857)           4,612
     Other policyholder funds                                                               12,156            6,512
     Amounts payable to reinsurers                                                          (4,586)         (18,264)
     Provision for deferred income taxes                                                    13,515              629
     Federal income taxes payable                                                               20             (122)
     Change in affiliated balances                                                           1,186           (5,053)
     Other liabilities                                                                     (11,850)         (16,929)
   Change in trading securities                                                              5,302           (5,357)
   Net realized losses on investments sold                                                   5,475            4,215
   Amortization on bonds and mortgage loans                                                    379            1,119
   Other changes                                                                               (50)           2,852
                                                                                      ------------     ------------

     Total adjustments                                                                     (22,547)         (12,201)
                                                                                      ------------     ------------

Net cash used by operating activities                                                      (15,882)          (5,569)
                                                                                      ------------     ------------


                                                                                               (Continued)

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                        2002              2001
                                                                                        ----              ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                            $   (590,452)    $   (936,968)
   Purchases of equity securities                                                          (15,113)         (34,629)
   Purchases of other investments                                                           (3,006)         (17,891)
   Mortgage loans originated                                                               (22,358)          (9,029)
   Maturities or redemptions of fixed maturity investments                                  93,623            6,508
   Sales of fixed maturity available for sale investments                                  442,114          631,231
   Sales of fixed maturity held to maturity investments                                     16,856                -
   Sales of equity securities                                                                2,219           22,978
   Sales of other investments                                                                9,686            1,520
   Repayments from mortgage loans                                                           11,501           10,206
   Change in due to brokers                                                                (33,609)         171,553
   Change in policy loans                                                                    3,363            2,454
                                                                                      ------------     ------------
     Net cash used by investing activities                                                 (85,176)        (152,067)
                                                                                      ------------     ------------

Cash flows from financing activities
   Receipts credited to policyholder account balances                                      207,563          213,202
   Return of policyholder account balances                                                (110,871)        (120,513)
   Repayments of notes payable                                                                (396)            (346)
   Dividends paid                                                                           (1,183)          (1,000)
                                                                                      ------------     ------------
     Net cash provided by financing activities                                              95,113           91,343
                                                                                      ------------     ------------

Net decrease in cash and cash equivalents                                                   (5,945)         (66,293)
                                                                                      ------------     ------------

Cash and cash equivalents at beginning of period                                            59,714          110,260
                                                                                      ------------     ------------

Cash and cash equivalents at end of period                                            $     53,769     $     43,967
                                                                                      ============     ============

                       AMERICO LIFE, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 2002 and 2001
              (In thousands, except per share amounts - unaudited)

     The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 2001 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 2001 consolidated financial statements. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the expected results for the full year 2002, nor the results experienced for the year 2001.

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

Newly adopted accounting pronouncements

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes previously issued guidance on accounting for business combinations. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after July 1, 2001 and also changes the criteria used to recognize intangible assets apart from goodwill.

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

     During 2001, the FASB issued SFAS No. SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" which provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations" operating losses that have not yet occurred. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a significant effect on its consolidated financial position or results of operations.

     During 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 01-06 ("SOP 01-06") "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. The Company's accounting practices for its lending activities are already consistent with the guidance contained in SOP 01-06. Therefore, adoption of SOP 01-06 on January 1, 2002 did not have a significant effect on the Company's financial statements.

Recently issued accounting pronouncements

     During 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, adoption of SFAS No. 143 will not affect the Company's consolidated financial statements.

     During 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds prior Statements that required the classification of gains or losses from the extinguishment of debt as extraordinary. As a result, gains or losses from extinguishments of debt will only be classified as extraordinary if they meet existing accounting criteria. SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No.13 "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company's consolidated financial statements will not be affected by the adoption of SFAS No. 145.


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Consequently, the Company's consolidated financial statements will not be affected by the adoption of SFAS No. 146.

2.       INVESTMENTS

     Certain circumstances during the six months ended June 30, 2002 caused the Company to change its intent to hold specific securities to maturity. Due to evidence of significant deterioration in several issuers' creditworthiness, $16,856 of held-to-maturity securities were sold. The sales resulted in realized gains of $406.

     Net realized investment losses for the six months ended June 30, 2002 includes $5,879 of write-downs on fixed maturity securities to reflect an other than temporary impairment.

3.       STOCKHOLDER'S EQUITY

     Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                    2002              2001             2002              2001
                                                    ----              ----             ----              ----

Net income                                        $   2,114         $   3,959         $   6,665        $   6,632
Other comprehensive income (loss)                     8,393            (4,016)            1,682           (7,025)
                                                  ---------         ---------         ---------        ---------
Comprehensive income (loss)                       $  10,507         $     (57)        $   8,347        $    (393)
                                                  =========         =========         =========        =========


     Following are the components of net unrealized investment gains which comprise accumulated other comprehensive income:

                                                                                                  Six Months Ended
                                                        June 30,             December 31,             June 30,
                                                          2002                   2001                   2002
                                                          ----                   ----                   ----
Investment securities:
    Fixed maturities available for sale                $    33,930            $     9,966            $    23,964
    Fixed maturities reclassified from
     available for sale to held to maturity                 20,707                 22,590                 (1,883)
    Equity securities                                       18,475                 25,939                 (7,464)
                                                       -----------            -----------            -----------
                                                            73,112                 58,495                 14,617

Effect on other balance sheet accounts                     (24,347)               (12,391)               (11,956)
Deferred income taxes                                      (16,326)               (15,347)                  (979)
                                                       -----------            -----------            -----------
    Net unrealized investment gains                    $    32,439            $    30,757            $     1,682
                                                       ===========            ===========            ===========


     During the six months ended June 30, 2002 and 2001, the Company paid cash dividends on its common stock to Financial Holding Corporation ("FHC") totaling $1,000 and $1,000, respectively.

     During the six months ended June 30, 2002, the Company paid dividends on its preferred stock of $3,613, consisting of the issuance of 27,500 shares of preferred stock with a stated value of $100 per share and the payment of $863 of cash. During the six months ended June 30, 2002, the Company received dividends on FHC preferred stock of $3,430, consisting of 27,500 shares of preferred stock with a stated value of $100 per share and $680 of cash. The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock and the dividends receivable on the FHC preferred stock are both recorded directly to retained earnings.

4.       COMMITMENTS AND CONTINGENCIES

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

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Of those present and former policyholders who filed such notices, approximately 1,300 have notified Great Southern that they have retained an attorney to represent them. In early February 2002, Great Southern filed actions in twelve states against substantially all of these policyholders seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel ("Panel") on Multidistrict Litigation issued an order on March 27, 2002 conditionally transferring the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings. Several objections to the conditional transfer order have been filed which have the effect of staying the transfer order until the Panel rules on the objections. In addition, several other policyholders who sent in exclusion notices have filed separate actions against Great Southern in several states asserting claims related to sales practices and seeking actual and punitive damages. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of the above-referenced actions are adverse to it.

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

     The Company and its subsidiaries are also named as defendants in other pending actions, including but not limited to purported class actions filed against Great Southern, Americo Financial and Ohio State Life Insurance Company asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. Plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages. Although there can be no assurances, at the present time the Company does not anticipate that the ultimate liability arising from such pending litigation, after consideration of amounts provided for in the consolidated financial statements, will have a material adverse effect on the financial condition of the Company.

5.       SEGMENT INFORMATION

     The table below presents information about the reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle for the Company's reportable segments as defined in the Company's December 31, 2001 Form 10-K. Asset information by segment is not reported, because the Company does not produce such information internally.

                           Life Insurance        Asset Accumulation         Reconciling             Consolidated
                             Operations              Operations                Items                   Totals
                             ----------              ----------                -----                   ------
                                                               Six months ended June 30,
---------------------------------------------------------------------------------------------------------------------

                          2002        2001        2002        2001        2002        2001        2002        2001
                          ----        ----        ----        ----        ----        ----        ----        ----

Revenues                $183,405   $183,298     $36,493     $31,100    $(12,450)   $(10,476)   $207,448    $203,922
Income (loss) before
  income taxes            22,043     33,432       4,688      (2,636)    (16,610)    (22,097)     10,121       8,699

                                                               Three months ended June 30,
----------------------------------------------------------------------------------------------------------------------

                          2002        2001        2002        2001        2002        2001        2002        2001
                          ----        ----        ----        ----        ----        ----        ----        ----

Revenues                 $90,541    $91,205     $18,970     $16,018    $(13,429)     $1,219     $96,082    $108,442
Income (loss) before
  income taxes            11,991     20,633       2,186      (3,284)    (10,908)    (11,409)      3,269       5,940

     Significant reconciling items shown in the above table which are not allocated to specific segments include interest expense, gains or losses from changes in fair values of the Company's asset and liability derivatives and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses). Prior to 2002, the Company reported a non-life insurance investments segment. The Company has determined that the investments that comprised this segment are no longer significant enough for separate reporting as a segment. These investments are now reported with the other reconciling items for all periods presented.

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

CRITICAL ACCOUNTING POLICIES

     Reference is made to the Company's Form 10-K for the year ended December 31, 2001 for a discussion of the Company's critical accounting policies and the use of estimates and judgement in the preparation of the Company's consolidated financial statements. There were no changes in estimates during the six months ended June 30, 2002 which had a significant impact on the Company's reported results of operations or financial condition.

SEGMENT RESULTS

     Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", are summarized as follows (in millions):

                                           Life Insurance            Asset Accumulation
                                             Operations                  Operations
                                       ------------------------    -----------------------

                                                    Six months ended June 30,

                                          2002        2001            2002        2001
                                          ----        ----            ----        ----

Revenues                                 $183.4      $183.3           $36.5       $31.1
Income before income taxes                 22.0        33.4             4.7        (2.6)

                                                     Three months ended June 30,

                                          2002        2001            2002        2001
                                          ----        ----            ----        ----

Revenues                                  $90.5       $91.2           $19.0       $16.0
Income before income taxes                 12.0        20.6             2.2        (3.3)

     Prior to 2002, the Company reported a non-life insurance investments segment. The Company has determined that the investments that comprised this segment are no longer significant enough for separate reporting as a segment. These investments are now reported with the other reconciling items for all periods presented.

     Life insurance operations. Income before income taxes for the six months ended June 30, 2002 was $22.0 million compared to $33.4 million for the six months ended June 30, 2001. The decrease in profits from 2001 to 2002 is primarily due to (i) a $2.4 million increase in death benefits, net of reserves for future policy benefits released on traditional life insurance death benefits, and (ii) a $9.5 million increase in amortization expense on universal life-type policies in 2002 compared to 2001.

     Income before income taxes for the three months ended June 30, 2002 was $12.0 million compared to $20.6 million for the three months ended June 30, 2001. The decrease in profits from 2001 to 2002 is primarily due to the higher amortization expense in 2002 discussed in the preceding paragraph.

     Asset accumulation operations. Income before income taxes for the six months ended June 30, 2002 was $4.7 million compared to a $2.6 million loss for the same period in 2001. This increase in income was due to increased interest spreads on the Company's annuities and lower amortization expense in 2002.

     Income before income taxes for the three months ended June 30, 2002 was $2.2 million compared to a $3.3 million loss for the same period in 2001. The increase in income is due to lower amortization expense in 2002.

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

     The loss before income taxes from reconciling items decreased $5.5 million for the six months ended June 30, 2002 from the same period in 2001 primarily due to a $4.7 million write down of goodwill associated with certain marketing subsidiaries of the Company in 2001.

     The loss before income taxes from reconciling items was $10.9 million and $11.4 million for the three months ended June 30, 2002 and 2001, respectively. The reduction in the loss in 2002 compared to 2001 primarily resulted from the goodwill write down discussed in the preceding paragraph, offset by $4.8 million higher realized investment losses in 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Income before income taxes and cumulative effect of a change in accounting principle for the six months ended June 30, 2002 was $10.1 million compared to $8.7 million for the six months ended June 30, 2001. The primary reasons for the increase in profits in 2002 compared to 2001 were (i) higher investment income,
(ii) a decrease in commissions, (iii) restructuring expenses recorded in 2001, and (iv) a decrease in other operating expenses. These factors were partially offset by (i) an increase in death benefits, (ii) an increase in amortization expense, and (iii) higher net realized investment losses.

     Premiums and policy revenues. Premiums and policy revenues totaled $106.3 million for the six months ended June 30, 2002 compared to $104.4 million for the six months ended June 30, 2001. Premiums from preneed business increased $2.6 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase was partially offset by a decrease in premiums from the Company's inforce traditional life insurance business of $1.4 million. Policy revenues from interest-sensitive life and annuity products increased $0.9 million from 2001 to 2002, primarily due to the overall growth in the Company's universal-life type policies and annuities.

     Net investment income. Net investment income totaled $102.2 million for the six months ended June 30, 2002 compared to $99.6 million for the six months ended June 30, 2001. Net investment income for the six months ended June 30, 2002 and 2001 was comprised of the following (in millions):

                                                                                  2002                    2001
                                                                                  ----                    ----

Fixed maturities                                                               $    76.8                $   70.8
Mortgage loans                                                                      10.8                    10.5
Policy loans                                                                         5.3                     4.5
Reinsurance funds held by reinsurer                                                 23.8                    24.3
Derivatives                                                                        (13.8)                  (12.7)
Other, net of investment expenses                                                   (0.7)                    2.2
                                                                               ---------                --------
     Net investment income                                                     $   102.2                $   99.6
                                                                               =========                ========


     Fixed maturities income was higher in 2002 compared to 2001 due primarily to larger amounts of fixed maturity investments in 2002 compared to 2001. The increase in investments is consistent with the increase in the Company's liabilities. In addition, a bond owned by the Company was called in 2002 at a premium, generating an additional $0.8 million of investment income. The changes in the fair values of call options and futures contracts owned by the Company are recorded as a component of investment income. The fair value of the Company's call options and futures contracts decreased $13.8 million and $12.7 million during the six months ended June 30, 2002 and 2001, respectively. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities, which is recorded as a component of policyholder benefits.

     Net realized investment losses. Net realized investment losses totaled $5.5 million for the six months ended June 30, 2002 compared to net realized investment losses of $4.2 million for the six months ended June 30, 2001. During the six months ended June 30, 2002 and 2001, the Company realized losses on common stocks of $2.4 million and $0.9 million, respectively. The Company also recorded losses on fixed maturity investments of $3.1 million and $3.2 million, respectively, during the six months ended June 30, 2002 and 2001. Net realized investment losses for the six months ended June 30, 2002 includes $5.9 million of write-downs on fixed maturity investments to reflect an other than temporary impairment.

     Policyholder benefits. Policyholder benefits totaled $122.8 million for the six months ended June 30, 2002 compared to $116.1 million for the six months ended June 30, 2001. The primary reasons for the increase in 2002 compared to 2001 were (i) an increase in death benefits of $3.2 million, (ii) higher interest credited on policyholder funds due to the overall growth of the Company's universal life-type policies and annuities, and (iii) an increase in other policy benefits of $1.5 million. As discussed above, included in policyholder benefits is the change in the fair value of issued options embedded in the Company's equity-indexed annuity liabilities. During the six months ended June 30, 2002 and 2001, the fair values of the issued options decreased $13.6 million and $14.4 million, respectively.

     Commissions. Commission expense was $2.8 million and $5.2 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in commission expense from 2001 to 2002 is due to higher amounts of nondeferrable commissions during the first six months of 2001.

     Amortization expense. Amortization expense totaled $30.6 million for the six months ended June 30, 2002 compared to $23.8 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Company revised its estimates of the future gross profits on certain of its universal life-type and annuity products. The revisions primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. The net effect of these revisions was to decrease amortization expense for the six months ended June 30, 2001 by $4.5 million. During 2001, the Company revised its estimate of future gross profits on the asset accumulation business, which had the effect of increasing its deferred policy acquisition cost assets at December 31, 2001. Consequently, amortization expense related to deferred policy acquisition cost assets was higher during the six months ended June 30, 2002 as compared to the same period in 2001.

     Other operating expenses. Other operating expenses totaled $36.5 million for the six months ended June 30, 2002 compared to $40.6 million for the six months ended June 30, 2001. The Company has realized significant cost savings in 2002 as a result of the Company's decision to cease operations in the third quarter of 2001 of an entity that previously provided administration for retirement and cafeteria plans to school districts and other clients. Included in other operating expenses for the six months ended June 30, 2001 was $0.5 million related to the costs of mailing notices to policyholders to comply with recently issued federal regulations. Partially offsetting the decreases in operating expenses in 2002 are approximately $1.0 million of expenses associated with the transition of the operations from the Company's offices in Austin, Texas to its Kansas City, Missouri offices. These transition expenses were not eligible for inclusion in the exit costs recorded by the Company in the fourth quarter of 2001.

     Restructuring expenses. During 2001, the Company made certain changes to its administrative and sales operations involved in the sale of insurance products to the tax-qualified market. During the second quarter of 2001, the Company determined that a portion of the goodwill related to the entities involved in such operations had become impaired. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4.7 million.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Income before income taxes and cumulative effect of a change in accounting principle for the three months ended June 30, 2002 was $3.3 million compared to $5.9 million for the three months ended June 30, 2001. The primary reasons for the decrease in profits in 2002 compared to 2001 were (i) higher net realized investment losses in 2002 and (ii) higher amortization expense in 2002. Factors which partially offset these decreases in profits were (i) the recording of restructuring expenses in 2001 and (ii) lower commissions in 2002.

     Premiums and policy revenues. Premiums and policy revenues totaled $52.3 million for the three months ended June 30, 2002 compared to $51.0 million for the three months ended June 30, 2001. Premiums from preneed business increased $1.3 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase was partially offset by a decrease in premiums from the Company's inforce traditional life insurance business of $1.0 million. Policy revenues from interest-sensitive life and annuity products increased $0.4 million from 2001 to 2002.

     Net investment income. Net investment income totaled $47.0 million for the three months ended June 30, 2002 compared to $56.3 million for the three months ended June 30, 2001. Net investment income for the three months ended June 30, 2002 and 2001 was comprised of the following (in millions):

                                                                                  2002                    2001
                                                                                  ----                    ----

Fixed maturities                                                               $    39.1                $   36.0
Mortgage loans                                                                       5.4                     5.3
Policy loans                                                                         2.6                     2.7
Reinsurance funds held by reinsurer                                                 11.7                    12.6
Derivatives                                                                        (11.2)                   (0.9)
Other, net of investment expenses                                                   (0.6)                    0.6
                                                                               ---------                --------
     Net investment income                                                     $    47.0                $   56.3
                                                                               =========                ========

     Fixed maturities income was higher in 2002 compared to 2001 due primarily to higher amounts of fixed maturity investments in 2002 compared to 2001. The increase in investments is consistent with the increase in the Company's liabilities. In addition, a bond owned by the Company was called in 2002 at a premium, generating an additional $0.8 million of investment income. The changes in the fair values of call options and futures contracts owned by the Company are recorded as a component of investment income. The fair value of the Company's call options and futures contracts decreased $11.2 million and $0.9 million during the three months ended June 30, 2002 and 2001, respectively. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities, which is recorded as a component of policyholder benefits.

     Net realized investment losses. Net realized investment losses totaled $5.6 million for the three months ended June 30, 2002 compared to net realized investment losses of $0.9 million for the three months ended June 30, 2001. During the three months ended June 30, 2002 and 2001, the Company realized gains (losses) on common stocks of $(2.3) million and $1.1 million, respectively. The Company also recorded losses on fixed maturity investments of $3.3 million and $2.0 million, respectively, during the three months ended June 30, 2002 and 2001. Net realized investment losses for the three months ended June 30, 2002 includes $5.9 million of write-downs on bonds to reflect an other than temporary impairment.

     Policyholder benefits. Policyholder benefits totaled $55.0 million for the three months ended June 30, 2002 compared to $63.5 million for the three months ended June 30, 2001. As discussed above, included in policyholder benefits is the change in the fair value of issued options embedded in the Company's equity-indexed annuity liabilities. During the three months ended June 30, 2002 and 2001, the fair values of the issued options decreased $11.5 million and $2.1 million, respectively. This decrease in policyholder benefits was partially offset by a $1.4 million increase in interest credited on policyholder funds.

     Commissions. Commission expense for the three months ended June 30, 2002 and 2001 was $1.6 million and $2.9 million, respectively. The decrease in commission expense from 2001 to 2002 is due to higher amounts of nondeferrable commissions in 2001.

     Amortization expense. Amortization expense totaled $15.4 million for the three months ended June 30, 2002 compared to $9.1 million for the three months ended June 30, 2001. The increase in amortization expense in 2002 over 2001 was partially due to revisions of gross profit estimates on certain universal life-type and annuity products in 2001 as discussed above in the comparison of the six months results of operations. During 2001, the Company revised its estimate of future gross profits on the asset accumulation business, which had the effect of increasing its deferred policy acquisition cost assets at December 31, 2001. Consequently, amortization expense related to deferred policy acquisition cost assets was higher during the three months ended June 30, 2002 as compared to the same period in 2001.

     Restructuring expenses. During 2001, the Company made certain changes to its administrative and sales operations involved in the sale of insurance products to the tax-qualified market. During the second quarter of 2001, the Company determined that a portion of the goodwill related to the entities involved in the operations had become impaired. Based upon the Company's best estimate of the future results of operations of the entities, the goodwill asset was reduced by $4.7 million.


FINANCIAL CONDITION AND LIQUIDITY

     The changes occurring in the Company's consolidated balance sheet from December 31, 2001 to June 30, 2002 primarily reflect the normal operations of the Company's life insurance subsidiaries.

     The quality of the Company's fixed maturity investments at June 30, 2002 remained consistent with the quality at December 31, 2001. Non-investment grade securities totaled 4% of the Company's total fixed maturity investments at June 30, 2002. The Company has not made any significant changes to its investment philosophy during 2002.

     The Company's net unrealized investment gains increased $1.7 million during the first six months of 2002. The components of the change during the six months ended June 30, 2002 were as follows (in millions):

     Investment securities:
         Fixed maturities available for sale              $  24.0
         Fixed maturities reclassified from
          available for sale to held to maturity             (1.9)
         Equity securities                                   (7.5)
                                                          -------
                                                             14.6

     Effect on other balance sheet accounts                 (12.0)
     Deferred income taxes                                   (0.9)
                                                          -------
         Net unrealized investment gains                  $   1.7
                                                          =======

     The increase in unrealized gains on fixed maturities available for sale is due to the general decline in market interest rates during the first six months of 2002.


Recently issued accounting pronouncements

     The FASB recently issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, adoption of SFAS No. 143 will not affect the Company's consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Consequently, the Company's consolidated financial statements will not be affected by the adoption of SFAS No. 146.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. During the six months ended June 30, 2002, changes in the interest rate environment did not materially affect the Company's economic position. These rate changes do not materially affect disclosures included in the Company's December 31, 2001 Form 10-K regarding the Company's exposure to market risk.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Report on Form 10-Q for the period ended March 31, 2002 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.

     Included among the matters reported in the Form 10-K was a purported class action lawsuit (Pritzker v. College Life Insurance Company of America (now Americo Financial) and Loyalty Life Insurance Company, U.S. District Court for the District of Massachusetts), in which Plaintiff alleged misrepresentations, breach of contract and other wrongful conduct in connection with the imposition of increased cost of insurance charges and the calculation of interest due under certain universal life policies assumed by defendants. This suit sought actual and punitive damages, restitutionary and injunctive relief and an accounting. The suit was settled in July, 2002 by the payment of a nominal amount to the individual named plaintiff and the filing of a stipulation of dismissal with prejudice.


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

99.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------- -----------------------------------------------

(b)   Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended June 30, 2002.

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


Date:  August 14, 2002