Form 10-Q
period 2002-09-30
AMERICO LIFE INC
filed 2002-11-14
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

     X                QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934*

              For the Quarterly Period Ended September 30, 2002 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class and Title of                            Shares Outstanding
          Capital Stock                             as of November 13, 2002
          -------------                             -----------------------
    Common Stock $1.00 Par Value                            10,000


* Registrant is a voluntary filer under Section 15(d).

                      AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                                   September 30,        December 31,
                                                                                       2002                 2001
                                                                                       ----                 ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $654,453 and $712,314)          $      601,776       $      694,889
     Available for sale, at market (amortized cost: $1,473,297 and $1,308,773)         1,571,979            1,321,040
     Trading, at market (amortized cost: $147,343 and $57,747)                           160,862               57,760
   Equity securities, at market (cost: $54,454 and $48,598)                               54,056               74,531
   Investment in equity subsidiaries                                                       7,314                7,518
   Mortgage loans on real estate, net                                                    288,133              269,910
   Investment real estate, net                                                            26,761               28,196
   Policy loans                                                                          184,181              189,683
   Other invested assets                                                                  30,058               41,602
                                                                                  --------------       --------------
     Total investments                                                                 2,925,120            2,685,129

Cash and cash equivalents                                                                147,886               59,714
Accrued investment income                                                                 34,477               34,050
Amounts receivable from reinsurers                                                     1,108,522            1,125,586
Other receivables                                                                        447,045               55,353
Deferred policy acquisition costs                                                        197,364              242,170
Cost of business acquired                                                                124,277              149,679
Amounts due from affiliates                                                                  431                7,980
Other assets                                                                              20,087               19,375
                                                                                   -------------        -------------
     Total assets                                                                  $   5,005,209        $   4,379,036
                                                                                   =============        =============

Liabilities and stockholder's equity
Policyholder account balances                                                      $   2,820,822        $   2,729,865
Reserves for future policy benefits                                                      815,801              811,355
Unearned policy revenues                                                                  27,709               50,907
Policy and contract claims                                                                38,716               38,068
Other policyholder funds                                                                 166,467              151,946
Notes payable                                                                            101,377              101,547
Amounts payable to reinsurers                                                             24,087               39,489
Deferred income taxes                                                                     81,876               65,825
Due to brokers                                                                           568,515               70,588
Other liabilities                                                                         63,295               67,138
                                                                                  --------------       --------------
     Total liabilities                                                                 4,708,665            4,126,728

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                                    10                   10
   Preferred stock, net of investment in parent company preferred stock                        -                    -
   Additional paid-in capital                                                             33,745                3,745
   Accumulated other comprehensive income                                                 38,316               30,757
   Retained earnings                                                                     224,473              217,796
                                                                                  --------------       --------------
     Total stockholder's equity                                                          296,544              252,308
                                                                                  --------------       --------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                    $   5,005,209        $   4,379,036
                                                                                   =============        =============

                   See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
          (In thousands, except per share amounts - unaudited)

                                                            Three Months                        Nine Months
                                                         Ended September 30,                Ended September 30,
                                                        2002            2001                2002           2001
                                                        ----            ----                ----           ----
Income
Premiums and policy revenues                        $    57,617    $    50,611         $   163,882     $   154,968
Net investment income                                    51,603         49,855             153,388         148,206
Net realized investment losses                           (5,747)        (3,071)            (10,848)         (6,077)
Other income                                              1,931          1,762               6,430           5,982
                                                    -----------    -----------         -----------     -----------
   Total income                                         105,404         99,157             312,852         303,079

Benefits and Expenses
Policyholder benefits:
   Death benefits                                        25,934         30,913              86,563          88,356
   Interest credited on policyholder funds               28,931         27,992              86,481          83,637
   Other policyholder benefits                            3,578          1,087              13,038           9,074
   Change in reserves for future policy benefits            672            919              (4,186)         (4,058)
Commissions                                               1,107            951               3,859           6,106
Amortization expense                                     21,789         13,739              52,347          37,576
Interest expense                                          2,404          2,411               7,091           7,216
Other operating expenses                                 18,311         19,191              54,860          59,823
Restructuring expenses                                        -              -                   -           4,696
                                                    -----------    -----------         -----------     -----------

   Total benefits and expenses                          102,726         97,203             300,053         292,426
                                                    -----------    -----------         -----------     -----------

   Income before provision for income taxes and
     cumulative effect of a change in accounting
     principle                                            2,678          1,954              12,799          10,653

Provision for income taxes                                  890            621               4,346           3,520
                                                    -----------    -----------         -----------     -----------

   Income before cumulative effect of a change in
     accounting principle                                 1,788          1,333               8,453           7,133

Cumulative effect of a change in accounting
   principle                                                  -              -                   -             832
                                                    -----------    -----------         -----------     -----------

     Net income                                     $     1,788    $     1,333         $     8,453     $     7,965
                                                    ===========    ===========         ===========     ===========

Net income per common share:
   Income before cumulative effect of a change in
     accounting principle                           $    178.80     $   133.30          $   845.30      $   713.30
   Cumulative effect of a change in accounting
     principle                                                -              -                   -           83.20
                                                     ----------     ----------          ----------      ----------
     Net income                                      $   178.80     $   133.30          $   845.30      $   796.50
                                                     ==========     ==========          ==========      ==========

                    See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                          Nine Months
                                                                                      Ended September 30,
                                                                                      -------------------
                                                                                  2002                    2001
                                                                                  ----                    ----

Cash flows from operating activities
Net income                                                                     $   8,453                $   7,965
                                                                               ---------                ---------

Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                  53,843                   45,901
   Deferred policy acquisition costs                                             (47,117)                 (48,337)
   Undistributed earnings of equity subsidiaries                                    (488)                     532
   Amortization of unrealized gains                                               (3,707)                  (3,072)
   (Increase) decrease in assets:
     Accrued investment income                                                      (428)                  (3,324)
     Amounts receivable from reinsurers                                           20,764                   52,536
     Other receivables                                                            (4,808)                   1,015
     Other assets, net of amortization expense                                    (1,432)                  (3,674)
   Increase (decrease) in liabilities:
     Policyholder account balances                                               (61,271)                 (66,785)
     Reserves for future policy benefits and unearned policy revenues              1,724                   15,684
     Policy and contract claims                                                      648                     (201)
     Other policyholder funds                                                     14,522                   13,228
     Amounts payable to reinsurers                                               (15,402)                 (11,702)
     Provision for deferred income taxes                                          11,954                    1,614
     Federal income taxes payable                                                     59                      (73)
     Affiliate balances                                                            7,549                      472
     Other liabilities                                                            (3,905)                  (9,178)
   Change in trading securities                                                 (103,102)                     398
   Net realized losses on investments sold                                        10,848                    6,077
   Amortization on bonds and mortgage loans                                         (721)                   1,261
   Other changes                                                                      59                   (1,551)
                                                                               ---------                ---------

     Total adjustments                                                          (120,411)                  (9,179)
                                                                               ---------                ---------

Net cash used by operating activities                                           (111,958)                  (1,214)
                                                                               ---------                ---------

                                                                                                       (Continued)

                 See notes to consolidated financial statements

                    AMERICO LIFE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                2002                    2001
Cash flows from investing activities
   Purchases of fixed maturity investments                                    $  (964,802)            $(1,306,392)
   Purchases of equity securities                                                 (18,014)                (35,879)
   Purchases of other investments                                                  (4,637)                (16,815)
   Mortgage loans originated                                                      (33,161)                (15,789)
   Maturities or redemptions of fixed maturity investments                        118,896                  29,624
   Sales of fixed maturity available for sale investments                         752,019               1,022,849
   Sales of fixed maturity held to maturity investments                            26,126                       -
   Sales of equity securities                                                       9,238                  30,185
   Sales of other investments                                                      15,156                   1,878
   Repayments from mortgage loans                                                  15,107                  15,995
   Change in due to brokers                                                        98,645                  88,697
   Change in policy loans                                                           5,502                   3,103
                                                                              -----------             -----------
     Net cash provided by (used by) investing activities                           20,075                (182,544)
                                                                              -----------             -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                             325,910                 308,094
   Return of policyholder account balances                                       (173,683)               (172,254)
   Repayments of notes payable                                                       (396)                   (362)
   Capital contribution from parent                                                30,000                       -
   Dividends paid                                                                  (1,776)                 (1,500)
                                                                              -----------             -----------
     Net cash provided by financing activities                                    180,055                 133,978
                                                                              -----------             -----------

Net increase (decrease) in cash and cash equivalents                               88,172                 (49,780)
                                                                              -----------             -----------

Cash and cash equivalents at beginning of period                                   59,714                 110,260
                                                                              -----------             -----------

Cash and cash equivalents at end of period                                    $   147,886             $    60,480
                                                                              ===========             ===========

                    See notes to consolidated financial statements

                     AMERICO LIFE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 2002 and 2001 (In thousands, except per share amounts - unaudited)

     The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 2001 Form 10-K as filed with the Securities and Exchange Commission.

1.       ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 reflect all adjustments, consisting of normal recurring adjustments, that are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 2001 consolidated financial statements. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the expected results for the full year 2002, nor the results experienced for the year 2001.

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

                      AMERICO LIFE, INC. AND SUBSIDIARIES

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Consequently, the Company's consolidated financial statements for 2002 will not be affected by the adoption of SFAS No. 146.

2.       INVESTMENTS

     Certain circumstances during the nine months ended September 30, 2002 caused the Company to change its intent to hold specific securities to maturity. Due to evidence of significant deterioration in several issuers' creditworthiness, $25,897 of held-to-maturity securities were sold. The sales resulted in realized gains of $229.

     Net realized investment losses for the nine months ended September 30, 2002 includes $5,879 of write-downs on fixed maturity securities to reflect an other than temporary impairment.

     Short sale obligations, which totaled $424.1 million at September 30, 2002, are shown as a liability and included in the due to broker liability on the balance sheet. The Company obtains collateral for the short sale transactions by entering into repurchase agreements. At September 30, 2002, the Company had $425.7 million of repurchase agreement receivables, which are included in other receivables.

3.       STOCKHOLDER'S EQUITY

     Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                    2002              2001             2002              2001
                                                    ----              ----             ----              ----

Net income                                        $   1,788         $   1,333         $   8,453        $   7,965
Other comprehensive income (loss)                     5,877             5,432             7,559           (1,593)
                                                  ---------         ---------         ---------        ---------
Comprehensive income                              $   7,665         $   6,765         $  16,012        $   6,372
                                                  =========         =========         =========        =========

                      AMERICO LIFE, INC. AND SUBSIDIARIES



     Following are the components of net unrealized investment gains (losses) which comprise accumulated other comprehensive income

                                                                                                 Nine Months Ended
                                                      September 30,          December 31,          September 30,
                                                          2002                   2001                   2002
                                                          ----                   ----                  -----
Investment securities:
    Fixed maturities available for sale                $   96,368             $    9,966             $   86,402
    Fixed maturities reclassified from
     available for sale to held to maturity                18,883                 22,590                 (3,707)
    Equity securities                                       1,832                 25,939                (24,107)
                                                       ----------             ----------             ----------
                                                          117,083                 58,495                 58,588

Effect on other balance sheet accounts                    (59,276)               (12,391)               (46,885)
Deferred income taxes                                     (19,491)               (15,347)                (4,144)
                                                       ----------             ----------             ----------
    Net unrealized investment gains                    $   38,316             $   30,757             $    7,559
                                                       ==========             ==========             ==========

     During both the nine months ended September 30, 2002 and 2001, the Company paid cash dividends on its common stock to Financial Holding Corporation ("FHC") totaling $1,500. During the three months ended September 30, 2002, FHC contributed $30,000 of capital to the Company in the form of cash.

     During the nine months ended September 30, 2002, the Company paid dividends on its preferred stock of $5,417, consisting of 44,500 shares of newly issued preferred stock with a stated value of $100 per share and $967 of cash. During the nine months ended September 30, 2002, the Company received dividends on FHC preferred stock of $5,141, consisting of 44,500 shares of newly issued preferred stock with a stated value of $100 per share and $691 of cash. The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock and the dividends receivable on the FHC preferred stock are both recorded directly to retained earnings.

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

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Of those present and former policyholders who filed such notices, approximately 1,500 are represented by counsel. In early February 2002, Great Southern filed actions in twelve states against approximately 1,300 of these policyholders seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel ("Panel") on Multidistrict Litigation has transferred the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings. In addition, several other policyholders who sent in exclusion notices have filed separate actions against Great Southern in several states asserting claims related to sales practices and seeking actual and punitive damages. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of the above-referenced actions are adverse to it.

     On January 25, 2002, the 111th District Court of Webb County, Texas approved a class-wide settlement and dismissed with prejudice the claims of the class members in a certified class action in which Americo Financial Life and Annuity Insurance Company ("Americo Financial)", as well as certain affiliates of the Company, had been defendants. The class consists of certain present and former owners of certain annuities and interest-sensitive life insurance policies issued or acquired by Americo Financial between January 1, 1993 and October 1, 2001. The orders approving the settlement are now final, as no appeals were filed. The Company has accounted for the anticipated costs of the settlement in its consolidated financial statements.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     On September 5, 2002, a purported class action lawsuit was filed against Great Southern in the First Judicial District Court of Santa Fe, New Mexico (Barr v. Great Southern and Ohio Life Insurance Company, No. D-0101-CV-2002-01927). The plaintiff, on behalf of herself and all current owners of individual insurance policies issued by Great Southern who paid premiums on a monthly, quarterly, or semi-annual basis, alleges that Great Southern engaged in unfair, deceptive, and illegal practices by allegedly failing to disclose the dollar amount and effective annual percentage rate of the extra cost associated with paying premiums on a modal basis. The plaintiff has requested for herself and the putative class an award of damages, treble damages, punitive damages, attorneys' fees, interest, injunctive relief, and declaratory relief. Great Southern has denied all allegations of wrongdoing and damages, has removed the action to federal court, and is vigorously defending itself.

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


                           Life Insurance        Asset Accumulation         Reconciling            Consolidated
                             Operations              Operations                Items                  Totals
                             ----------              ----------                -----                  ------
                                              Nine months ended September 30,
---------------------------------------------------------------------------------------------------------------------

                          2002        2001        2002        2001        2002        2001        2002       2001
                          ----        ----        ----        ----        ----        ----        ----       ----

Revenues                $279,104   $273,274     $55,476     $47,338    $(21,728)   $(17,533)   $312,852    $303,079
Income (loss) before
  income taxes            34,753     38,973       6,851      (1,663)    (28,805)    (26,657)     12,799      10,653

                                          Three months ended September 30,
----------------------------------------------------------------------------------------------------------------------

                          2002        2001        2002        2001        2002        2001        2002        2001
                          ----        ----        ----        ----        ----        ----        ----        ----

Revenues                 $95,699    $89,976     $18,983     $16,238     $(9,278)    $(7,057)   $105,404     $99,157
Income (loss) before
  income taxes            12,710      5,541       2,163         973     (12,195)     (4,560)      2,678       1,954

     Significant reconciling items shown in the above table which are not allocated to specific segments include interest expense, gains or losses from changes in fair values of the Company's asset and liability derivatives and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses). Prior to 2002, the Company reported a non-life insurance investments segment. The Company has determined that the investments that comprised this segment are no longer significant enough for reporting as a separate segment. All periods presented have been restated to include these investments with the other reconciling items.

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

CRITICAL ACCOUNTING POLICIES

     Reference is made to the Company's Form 10-K for the year ended December 31, 2001 for a discussion of the Company's critical accounting policies and the use of estimates and judgment in the preparation of the Company's consolidated financial statements. Estimated settlement costs associated with class action litigation were revised in the three months ended September 30, 2002, as discussed below in the comparison of amortization expense between 2002 and 2001. There were no other changes in estimates during the nine months ended September 30, 2002 which had a significant impact on the Company's reported results of operations or financial condition.

SEGMENT RESULTS

     Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", are summarized as follows (in millions):

                                          Life Insurance            Asset Accumulation
                                             Operations                  Operations
                                       ------------------------    -----------------------

                                                Nine months ended September 30,

                                          2002        2001            2002        2001
                                          ----        ----            ----        ----

Revenues                                 $279.1      $273.3           $55.5       $47.3
Income before income taxes                 34.8        39.0             6.9        (1.7)

                                               Three months ended September 30,

                                          2002        2001            2002        2001
                                          ----        ----            ----        ----

Revenues                                  $95.7       $90.0           $19.0       $16.2
Income before income taxes                 12.7         5.5             2.2         1.0

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     Prior to 2002, the Company reported a non-life insurance investments segment. The Company has determined that the investments that comprised this segment are no longer significant enough for reporting as a separate segment. All periods presented have been restated to include these investments with the other reconciling items.

     Life insurance operations. Income before income taxes for the nine months ended September 30, 2002 was $34.8 million compared to $39.0 million for the nine months ended September 30, 2001. The decrease in income from 2001 to 2002 is primarily due to (i) a $15.7 million increase in amortization expense, partially offset by (ii) a $4.7 million decrease in death benefits, net of reserves for future policy benefits released on traditional life insurance death benefits.

     Income before income taxes for the three months ended September 30, 2002 was $12.7 million compared to $5.5 million for the three months ended September 30, 2001. The increase in income from 2001 to 2002 is primarily due to (i) improved mortality experience and (ii) lower other operating expenses, partially offset by (iii) higher amortization expense in 2002.

     Asset accumulation operations. Income before income taxes for the nine months ended September 30, 2002 was $6.9 million compared to a $1.7 million loss for the same period in 2001. This increase in income was due to increased interest spreads on the Company's annuities, increased surrender charges, and lower other operating expenses in 2002.

     Income before income taxes for the three months ended September 30, 2002 was $2.2 million compared to $1.0 million for the same period in 2001. The increase in income is due to increased interest spreads on the Company's annuities and lower amortization expense in 2002.

     Reconciling items. The difference between the segment revenues and income before income taxes shown in the table above and the consolidated financial statements result from items not allocated to specific segments. The significant reconciling items are interest expense, gains or losses from changes in fair values of the Company's asset and liability derivatives and a portion of (i) net investment income, (ii) operating expenses and (iii) net realized investment gains (losses).

     The loss before income taxes from reconciling items increased $2.2 million for the nine months ended September 30, 2002 from the same period in 2001 primarily due to (i) an increase in net realized investment losses of $4.8 million in 2002, (ii) a $3.7 million net loss from changes in the fair values of the Company's asset and liability derivatives, partially offset by (iii) restructuring expenses of $4.7 million in 2001.

     The loss before income taxes from reconciling items was $12.2 million and $4.6 million for the three months ended September 30, 2002 and 2001, respectively. The increase in the loss in 2002 compared to 2001 resulted primarily from net realized investment losses of $5.7 million in 2002 compared to net realized investment losses of $3.1 million in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Income before income taxes and cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 was $12.8 million compared to $10.7 million for the nine months ended September 30, 2001. The primary reasons for the increase in income in 2002 compared to 2001 were (i) higher premiums and policy revenues, (ii) a decrease in death benefits, (iii) a decrease in commissions, (iv) lower other operating expenses, and (v) restructuring expenses recorded in 2001. These factors were partially offset by
(i) increased net realized investment losses in 2002 and (ii) an increase in amortization expense.

     Premiums and policy revenues. Premiums and policy revenues totaled $163.9 million for the nine months ended September 30, 2002 compared to $155.0 million for the nine months ended September 30, 2001. Premiums from preneed business increased $2.7 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Policy revenues from interest-sensitive life and annuity products increased $5.2 million from 2001 to 2002. During 2002, the Company recorded $1.7 million of additional policy revenue from deferred revenue liability amortization caused by realized gains on bonds. During 2001, the Company revised its estimate of future gross profits on certain interest-sensitive life insurance business, which had the effect of increasing its deferred revenue liability at December 31, 2001. Consequently, revenue arising from amortization of the deferred revenue liability was higher during the nine months ended September 30, 2002 as compared to the same period in 2001.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     Net investment income. Net investment income totaled $153.4 million for the nine months ended September 30, 2002 compared to $148.2 million for the nine months ended September 30, 2001. Net investment income for the nine months ended September 30, 2002 and 2001 was comprised of the following (in millions):

                                                     2002                    2001
                                                     ----                    ----

Fixed maturities                                  $    113.7               $    108.1
Mortgage loans                                          16.5                     15.5
Policy loans                                             7.9                      7.4
Reinsurance funds held by reinsurer                     36.4                     36.6
Derivatives                                            (20.0)                   (21.2)
Other, net of investment expenses                       (1.1)                     1.8
                                                  ----------               ----------
     Net investment income                        $    153.4               $    148.2
                                                  ==========               ==========

     Income from fixed maturities investments was higher in 2002 compared to 2001 due primarily to larger amounts of such investments in 2002 compared to 2001. The increase in investments is consistent with the increase in the Company's liabilities. In addition, a bond owned by the Company was called in 2002 at a premium, generating an additional $0.8 million of investment income.

     The changes in the fair values of call options and futures contracts owned by the Company are recorded as a component of investment income. The fair value of the Company's call options and futures contracts decreased $20.0 million and $21.2 million during the nine months ended September 30, 2002 and 2001, respectively. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities, which is recorded as a component of policyholder benefits and referred to below under "Policyholder Benefits."

     Net realized investment losses. Net realized investment losses totaled $10.8 million for the nine months ended September 30, 2002 compared to $6.1 million for the nine months ended September 30, 2001. The increase in net realized investment losses in 2002 compared to 2001 resulted primarily from (i) $5.9 million of writedowns in 2002 on fixed maturity investments to reflect an other than temporary impairment, (ii) a net loss of $8.6 million resulting from market value adjustments of the Company's fixed maturities trading portfolio and related short sale obligations, (iii) losses on common stocks of $5.0 million in 2002 compared to gains on common stocks in 2001 of $1.3 million, and (iv) realized gains on other fixed maturity investments of $8.6 million in 2002 compared to realized losses of $6.2 million in 2001.

     The Company records changes in the market value of short sale obligations and bonds classified as trading as realized investment gains and losses. The loss in the short sale obligations in 2002 resulted from the decline in the U.S. Treasury yields. The Company entered into short sale obligations in an effort to reduce the price risk in the Company's available for sale bond portfolio associated with movements in the U.S. Treasury yields. The increase in the market values of the available for sale bonds is recorded as a component of other comprehensive income.

     Policyholder benefits. Policyholder benefits totaled $181.9 million for the nine months ended September 30, 2002 compared to $177.0 million for the nine months ended September 30, 2001. The primary reasons for the increase in 2002 compared to 2001 were (i) higher interest credited on policyholder funds due to the overall growth of the Company's universal life-type policies and annuities, and (ii) an increase in other policy benefits of $4.0 million, partially offset by (iii) a decrease in death benefits of $1.8 million. As discussed above, included in policyholder benefits is the change in the fair value of issued options embedded in the Company's equity-indexed annuity liabilities. During the nine months ended September 30, 2002 and 2001, the fair values of the issued options decreased $19.3 million and $24.2 million, respectively.

     Commissions. Commission expense was $3.9 million and $6.1 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in commission expense from 2001 to 2002 is due to higher amounts of nondeferrable commissions incurred during the first nine months of 2001.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     Amortization expense. Amortization expense totaled $52.3 million for the nine months ended September 30, 2002 compared to $37.6 million for the nine months ended September 30, 2001. During 2002, the Company recorded amortization expense of $5.8 million related to realized gains on bonds. During the nine months ended September 30, 2001, the Company revised its estimates of the future gross profits on certain of its universal life-type and annuity products. The revisions primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. The net effect of these revisions was to decrease amortization expense for the nine months ended September 30, 2001 by $4.5 million. During 2001, the Company revised its estimate of future gross profits on certain interest-sensitive business, which had the effect of increasing its deferred policy acquisition cost assets at December 31, 2001. Consequently, amortization expense related to deferred policy acquisition cost assets was higher during the nine months ended September 30, 2002 as compared to the same period in 2001.

     The above increases in amortization expense were partially offset by a $2.0 million decrease in amortization expense as a result of revisions during 2002 of the estimated costs associated with a class action settlement. During 2001, the Company had reduced its deferred policy acquisition cost asset by including estimated settlement costs in its estimate of the future gross profits used to amortize such asset. In 2002, the Company reduced its estimate of the settlement costs, which increased the deferred policy acquisition cost asset and decreased amortization expense.

     Other operating expenses. Other operating expenses totaled $54.9 million for the nine months ended September 30, 2002 compared to $59.8 million for the nine months ended September 30, 2001. The Company has realized significant cost savings in 2002 as a result of the Company's decision to cease operations in the third quarter of 2001 of an entity that previously provided administration for retirement and cafeteria plans to school districts and other clients. Partially offsetting the decreases in operating expenses in 2002 are approximately $1.0 million of expenses associated with the transition of the operations from the Company's offices in Austin, Texas to its Kansas City, Missouri offices. These transition expenses were not eligible for inclusion in the exit costs recorded by the Company in the fourth quarter of 2001.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Income before income taxes and cumulative effect of a change in accounting principle for the three months ended September 30, 2002 was $2.7 million compared to $2.0 million for the three months ended September 30, 2001. The primary reasons for the increase in income in 2002 compared to 2001 were (i) higher premiums and policyholder revenues, (ii) lower death benefits in 2002, and (iii) lower other operating expenses. Factors which partially offset these increases in income were (i) increased net realized investment losses in 2002 and (ii) an increase in amortization expense in 2002.

     Premiums and policy revenues. Premiums and policy revenues totaled $57.6 million for the three months ended September 30, 2002 compared to $50.6 million for the three months ended September 30, 2001. Policy revenues from interest-sensitive life and annuity products increased $6.7 million from 2001 to 2002 due to accelerated amortization of the deferred revenue liability resulting from revisions of estimated gross profits at the end of 2001 and an increase in amortization of the deferred revenue liability caused by realized gains on bonds in 2002.

                      AMERICO LIFE, INC. AND SUBSIDIARIES

     Net investment income. Net investment income totaled $51.6 million for the three months ended September 30, 2002 compared to $49.9 million for the three months ended September 30, 2001. Net investment income for the three months ended September 30, 2002 and 2001 was comprised of the following (in millions):

                                                            2002                    2001
                                                            ----                    ----

Fixed maturities                                         $    37.2                $    38.7
Mortgage loans                                                 5.7                      5.1
Policy loans                                                   2.6                      2.9
Reinsurance funds held by reinsurer                           12.6                     12.3
Derivatives                                                   (6.1)                    (8.5)
Other, net of investment expenses                             (0.4)                    (0.6)
                                                         ---------                ---------
     Net investment income                               $    51.6                $    49.9
                                                         =========                =========

     The changes in the fair values of call options and futures contracts owned by the Company are recorded as a component of investment income. The fair value of the Company's call options and futures contracts decreased $6.1 million and $8.5 million during the three months ended September 30, 2002 and 2001, respectively. The decrease in the fair value of these call options and futures contracts was offset by the decline in value of the options embedded in the Company's equity-indexed annuity liabilities, which is recorded as a component of policyholder benefits.

     Net realized investment losses. Net realized investment losses totaled $5.7 million for the three months ended September 30, 2002 compared to $3.1 million for the three months ended September 30, 2001. The increase in net realized investment losses in 2002 compared to 2001 resulted primarily from (i) a net loss of $9.0 million resulting from market value adjustments of the Company's fixed maturities trading portfolio and related short sale obligations, (ii) losses on common stocks of $2.6 million in 2002 compared to gains on common stocks in 2001 of $2.2 million, and (iii) realized gains on other fixed maturity investments of $5.8 million in 2002 compared to realized losses of $2.9 million in 2001.

     The Company records changes in the market value of short sale obligations and bonds classified as trading as realized investment gains and losses. The loss in the short sale obligations in 2002 resulted from the decline in the U.S. Treasury yields. The Company entered into short sale obligations in an effort to reduce the price risk in the Company's available for sale bond portfolio associated with movements in the U.S. Treasury yields. The increase in the market values of the available for sale bonds is recorded as a component of other comprehensive income.

     Policyholder benefits. Policyholder benefits totaled $59.1 million for the three months ended September 30, 2002 compared to $60.9 million for the three months ended September 30, 2001. As discussed above, included in other policyholder benefits is the change in the fair value of issued options embedded in the Company's equity-indexed annuity liabilities. During the three months ended September 30, 2002 and 2001, the fair values of the issued options decreased $5.7 million and $9.8 million, respectively. This increase in other policyholder benefits in 2002 compared to 2001 was offset by a $5.0 million decrease in death benefits.

     Amortization expense. Amortization expense totaled $21.8 million for the three months ended September 30, 2002 compared to $13.7 million for the three months ended September 30, 2001. The increase in amortization expense in 2002 over 2001 was due to additional amortization on realized bond gains in 2002 and revisions of gross profit estimates on certain universal life-type and annuity products in 2001 as discussed above in the comparison of the nine months results of operations. These increases in amortization expense were partially offset by a $2.0 million decrease in amortization expense as a result of revisions during 2002 of the estimated costs associated with a class action settlement. During 2001, the Company had reduced its deferred policy acquisition cost asset by including estimated settlement costs in its estimate of the future gross profits used to amortize such asset. In 2002, the Company reduced its estimate of the settlement costs, which increased the deferred policy acquisition cost asset and decreased amortization expense.

                      AMERICO LIFE, INC. AND SUBSIDIARIES


FINANCIAL CONDITION AND LIQUIDITY

     The changes occurring in the Company's consolidated balance sheet from December 31, 2001 to September 30, 2002 primarily reflect the normal operations of the Company's life insurance subsidiaries and a capital contribution consisting of $30 million of cash from the Company's parent. The Company's balance sheet has also been affected by short sales of U.S. Treasury securities by the Company during 2002. The use of short sales by the Company increased significantly as discussed in the comparison of net realized investment losses between 2002 and 2001. The short sale obligations, which totaled $424.1 million at September 30, 2002, are shown as a liability and included in the due to broker liability on the balance sheet. The Company obtains collateral for the short sale transactions by entering into repurchase agreements. At September 30, 2002, the Company had $425.7 million of repurchase agreement receivables, which are included in other receivables.

     The quality of the Company's fixed maturity investments at September 30, 2002 remained consistent with the quality at December 31, 2001. Non-investment grade securities totaled 4% of the Company's total fixed maturity investments at September 30, 2002. The Company has not made any significant changes to its investment philosophy during 2002.

     The Company's net unrealized investment gains increased $7.6 million during the first nine months of 2002. The components of the change during the nine months ended September 30, 2002 were as follows (in millions):

Investment securities:
    Fixed maturities available for sale                         $    86.4
    Fixed maturities  reclassified  from available
      for sale to held to maturity                                   (3.7)
    Equity securities                                               (24.1)
                                                                ---------
                                                                     58.6
Effect on insurance assets and liabilities                          (46.9)
Deferred income tax effect                                           (4.1)
                                                                ---------
    Net unrealized investment gains                             $     7.6
                                                                =========

     The increase in unrealized gains on fixed maturities available for sale is due to the general decline in market interest rates during the first nine months of 2002.

Recently issued accounting pronouncements

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Consequently, the Company's consolidated financial statements in 2002 will not be affected by the adoption of SFAS No. 146.

                      AMERICO LIFE, INC. AND SUBSIDIARIES


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. During the nine months ended September 30, 2002, changes in the interest rate environment did not materially affect the Company's economic position. These rate changes do not materially affect disclosures included in the Company's December 31, 2001 Form 10-K regarding the Company's exposure to market risk.

ITEM 4.     CONTROLS AND PROCEDURES

     The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

     Within 90 days of the filing of this Report, the Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures. Based on, and as of the date of, that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effectively serving the stated purposes.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002 regarding certain legal proceedings to which the Company and/or certain of its subsidiaries are parties.

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

     On September 5, 2002, a purported class action lawsuit was filed against Great Southern in the First Judicial District Court of Santa Fe, New Mexico (Barr v. Great Southern and Ohio Life Insurance Company, No. D-0101-CV-2002-01927). The plaintiff, on behalf of herself and all current owners of individual insurance policies issued by Great Southern who paid premiums on a monthly, quarterly, or semi-annual basis, alleges that Great Southern engaged in unfair, deceptive, and illegal practices by allegedly failing to disclose the dollar amount and effective annual percentage rate of the extra cost associated with paying premiums on a modal basis. The plaintiff has requested for herself and the putative class an award of damages, treble damages, punitive damages, attorneys' fees, interest, injunctive relief, and declaratory relief. Great Southern has denied all allegations of wrongdoing and damages, has removed the action to federal court, and is vigorously defending itself.

                      AMERICO LIFE, INC. AND SUBSIDIARIES


     Included among the matters reported in the Form 10-K and in the Form 10-Q for the period ended March 31, 2002, was the settlement in January, 2002 of a class action filed against Great Southern (In re Great Southern Life Insurance Company Sales Practices Litigation, MDL 1214, in the United States District Court for the Northern District of Texas). As previously reported, in February 2002, Great Southern filed actions in twelve states seeking a declaration of nonliability against approximately 1,300 of its policyholders who had opted out of the settlement. Pursuant to Great Southern's request, the Judicial Panel on Multidistrict Litigation has transferred the actions filed by Great Southern outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings.

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


-------------------------------------------------------------------------------

 (b)     Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended September 30, 2002.

                      AMERICO LIFE, INC. AND SUBSIDIARIES



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


Date: November 14, 2002

                      AMERICO LIFE, INC. AND SUBSIDIARIES



                                 CERTIFICATIONS


I, Gary L. Muller, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Americo Life, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                /s/ Gary L. Muller
                                --------------------------------------------
                                Gary L. Muller
                                President and Chief Executive Officer

                      AMERICO LIFE, INC. AND SUBSIDIARIES


I, Mark K. Fallon, Senior Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Americo Life, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                  /s/ Mark K. Fallon
                                  --------------------------------------------
                                  Mark K. Fallon
                                  Senior Vice President and
                                  Chief Financial Officer