Form 10-K
period 2002-12-31
AMERICO LIFE INC
filed 2003-03-31
CIK 908139

============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934*

                 For the fiscal year ended December 31, 2002 or

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes     No X

   Shares of common stock outstanding as of March 26, 2003: 10,000; none of which are held by non-affiliates.

                    Documents Incorporated by Reference: None
             * Registrant is a voluntary filer under Section 15(d).
=============================================================================



                                                  TABLE OF CONTENTS

  Item                                                                                                      Page
                                                       PART I

   1.      Business                                                                                            2
   2.      Properties                                                                                         13
   3.      Legal Proceedings                                                                                  13
   4.      Submission of Matters to a Vote of Security Holders                                                16

                                                      PART II

   5.      Market for Registrant's Common Equity and Related Stockholder Matters                              17
   6.      Selected Consolidated Financial Data                                                               18
   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations              19
   7A.     Quantitative and Qualitative Disclosure about Market Risk                                          39
   8.      Financial Statements and Supplementary Data                                                        39
   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               39

                                                     PART III

   10.     Directors and Executive Officers of the Registrant                                                 40
   11.     Executive Compensation                                                                             41
   12.     Security Ownership of Certain Beneficial Owners and Management                                     42
   13.     Certain Relationships and Related Transactions                                                     42
   14.     Controls and Procedures                                                                            44

                                                      PART IV

   15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    45
           Signatures                                                                                         54
           Certifications                                                                                     55

                                     PART I

ITEM 1.     BUSINESS

General

     Americo Life, Inc. ("Americo"), incorporated in Missouri in 1992, is a financial services holding company whose subsidiaries are primarily engaged in providing life insurance and annuity products through its life insurance and asset accumulation operating segments. As of December 31, 2002, the Company had approximately $3.8 billion of invested assets under management, $39.5 billion of gross life insurance in force and $1.4 billion of annuity account balances. Americo is wholly owned by Financial Holding Corporation ("FHC"), a privately-owned corporation organized under the laws of Missouri. As used herein, unless the context otherwise requires, "Company" means Americo and its subsidiaries.

     The Company's wholly-owned insurance subsidiaries are:

  o Americo Financial Life and Annuity Insurance Company ("Americo Financial") (formerly The College Life Insurance Company of America);
  o   Great Southern Life Insurance Company ("Great Southern");
  o   United Fidelity Life Insurance Company ("United Fidelity");
  o   National Farmers Union Life Insurance Company ("National Farmers Union");
  o   The Ohio State Life Insurance Company ("Ohio State"); and
  o   Financial Assurance Life Insurance Company ("Financial Assurance").

     All of the insurance subsidiaries are domiciled in Texas. United Fidelity is directly owned by Americo; the remaining insurance subsidiaries are directly or indirectly owned by United Fidelity.

     Prior to 1998, the majority of the Company's growth resulted from acquisitions of life insurance companies or blocks of in-force policies. This strategy significantly increased the Company's size and provided it with a large, stable block of in-force business. The Company's current business strategy is to develop innovative and competitive products and increase the number of distribution sources in its existing markets and other selected markets. Since 2001, Americo Financial has been the primary company through which the Company distributes its products. The Company's current sales focus and strategy are more fully described in the "Life Insurance and Annuity Business" section below. The Company will continue to pursue selected acquisitions that fit its overall business strategy.

     In 2001, the Company determined that providing administration for retirement and cafeteria plans to school districts and other clients was no longer an integral part of its overall business strategy. Accordingly, the Company ceased the operations of its subsidiary, Pension Consultants and Administrators, Inc. ("PCA"), a third party administrator that provided these services. In addition, the Company relocated policy administration and sales operations in its Austin, Texas location to the Company's Kansas City, Missouri and Dallas, Texas locations.

Life Insurance and Annuity Business

     The Company's life insurance and annuity business is divided into two operating segments: life insurance operations and asset accumulation operations. The Company's life insurance operations consist of life insurance policies or annuity contracts acquired by the Company or sold directly by one of the Company's life insurance subsidiaries. The Company's life insurance operations generated $372.6 million of revenues in 2002, or 84% of total segment revenues. The Company's asset accumulation operations consist of annuity and life insurance products sold by the Company to either public school teachers and administrators or to the senior market. The Company's asset accumulation operations generated $73.5 million of revenues in 2002, or 16% of total segment revenues.

     General Sales and Marketing

     The Company's strategy is to be a product-driven company that develops, delivers and services life insurance and annuity products in selected markets. The Company is continually seeking new markets for its products. The Company sells its products through independent agents. The independent agents receive commissions from the Company based on premiums collected on the products sold by the independent agents. The Company manages the independent agents directly or through independent marketing organizations, referred to as IMOs. IMOs generally are organizations that align multiple independent agents with specific insurers and products. The IMOs receive a portion of the overall commissions paid by the Company on products sold by the agents. The IMOs recruit, train, manage and provide other support functions to the independent agents. The Company believes that by utilizing IMOs, the Company can focus on product development and customer service, while leaving the product delivery to the IMOs. The Company has existing relationships with IMOs in each of the markets it has currently targeted.

     Historically, several of the Company's life insurance subsidiaries issued their own products. In order to maximize the effectiveness of its marketing efforts, the Company began an initiative in 2000 to conduct all of its sales and marketing efforts through Americo Financial. The advantages of using a single entity to conduct all of the Company's sales and marketing efforts include:

  o establishing a brand name in the marketplace to create name recognition with policyholders and agents,
  o eliminating duplicative costs for items such as regulatory product filings, marketing materials and other agent materials, and
  o focusing the Company's financial resources and personnel on only one of its life insurance companies.

Since the end of 2001, virtually all of the Company's sales have been made by Americo Financial.

     The Company's operations are primarily based in Kansas City, Missouri and Dallas, Texas. The Company sells its products primarily throughout the United States, with a majority of new sales occurring in California, Texas and Florida. The Company does receive some premiums on products sold to individuals living outside the United States.

     The Company currently offers a portfolio of life insurance and annuity products that can be categorized as follows:

  o      traditional life insurance;
  o      universal life and interest-sensitive whole life;
  o      fixed rate annuities; and
  o      equity-indexed annuities.

These products are offered in both the Company's life insurance operations segment and in its asset accumulation operations segment.

Traditional life insurance

     The Company offers term life insurance policies that provide life insurance protection for a specified period that can range from one to thirty years. Term life insurance is mortality based and has no accumulation value. Accumulation value is an amount of cash that may be paid to the policyholder upon the termination or surrender of an insurance policy. Term life insurance can either be level term, which means that the amount of coverage remains the same over the life of the policy, or decreasing term, which means that the amount of coverage declines over the life of the policy. The Company offers a term life insurance policy specifically targeted to the homeowners to provide for payment of their mortgage in the event of their death. The Company's term life insurance products offer various additional optional rider coverages, including disability income riders, return of premium riders and waiver of premium riders. The Company also offers whole life insurance products that provide benefits for the life of the insured and have accumulation values. The Company's whole life insurance products include low-face amount products focused on providing funds for funeral expenses for the insured or other final expenses. The Company sells both preneed and final expense versions of these products. The primary difference between these products is that the preneed product is generally sold in connection with a goods and services contract for funeral arrangements. The Company decided in early 2003 to discontinue sales of the preneed product, but it will continue to offer versions of final expense product.

Universal life and interest-sensitive whole life

     The Company's universal life and interest-sensitive whole life products, collectively referred to as "interest-sensitive life" or "universal life-type," offer policyholders life insurance protection with the opportunity to accumulate assets on a tax-deferred basis. The Company offers both flexible (universal life) and fixed (interest-sensitive whole life) premium policies that provide policyholders with flexibility in the amount of available coverage, the timing and amount of premium payments and the amount of death benefit provided. The Company's interest-sensitive life polices credit interest to the policyholders' account balances at a current rate of interest at or above a minimum rate guaranteed by the policies. The policyholders' account balances are reduced by charges for the cost of insurance and administrative expenses, which may not exceed maximum charges specified by the policies. The Company's universal life and interest-sensitive whole life products impose surrender charges for early terminations to encourage policyholders to keep their policies in force.

Fixed rate annuities

     The Company offers three primary types of fixed rate annuities:

  o      flexible premium deferred annuity,
  o      single premium deferred annuity, and
  o      single premium immediate annuity.

     The Company's flexible premium deferred annuities allow the holders to make premium contributions over a number of years. The Company's single premium deferred annuities only allow the holder to pay a single premium at the time the contract is issued. The Company's flexible premium deferred annuities and single premium deferred annuities credit interest to the holder's account balance at rates at or above the minimum rate guaranteed by the contract. To encourage the holders to keep their deferred annuity contracts in force, these contracts impose a surrender charge against the holders' account balances for early termination of the contracts. After a specified number of years, the holder can elect to take the proceeds of the deferred annuity either in a single payment or in a series of payments. The Company's single premium immediate annuities feature a single premium and benefit payments to the holder that begin immediately after the contract is issued.

Equity-indexed annuities

     The Company's equity-indexed annuities credit interest to the holder's account balance based on a percentage, referred to as the "participation rate," of the change in an external index over a period, known as the "index period". The computation of the interest credit is based upon either a one or two year point-to-point calculation or upon a monthly averaging of the applicable index over a one-year period. Some of the Company's equity-indexed annuities allow the policyholder to select a fixed rate for some or all of the account balance.

     The Company may change the participation rate at the beginning of each index period, subject to any contractually-guaranteed minimums. Some of the products have an additional fee, ranging from 1% to 3%, which is deducted from the interest to be credited. In addition, some products apply an overall maximum limit on the amount of interest credits that the policyholder may earn in any one index period. The minimum guaranteed contract values of the Company's equity-indexed annuities are equal to 75% to 90% of the deposits collected plus interest credited at an annual rate of 3% on a cumulative basis.

     Policy liabilities and the number of policies in force as of December 31 for each of the last three years for the Company's business segments are summarized below.


Life Insurance Operations                                  2002                 2001                 2000
                                                           ----                 ----                 ----
                                                                       (Dollars in thousands)
Policyholder account balances:
     Interest-sensitive life                            $   1,460,061        $   1,456,181        $   1,433,707
     Annuities                                                366,985              373,553              424,632
                                                        -------------        -------------        -------------
                                                        $   1,827,046        $   1,829,734        $   1,858,339
                                                        =============        =============        =============

Reserves for future policy benefits                     $     814,983        $     805,238        $     819,943
                                                        =============        =============        =============
Policies in force                                             780,534              814,812              833,691
                                                        =============        =============        =============


Asset Accumulation Operations                              2002                 2001                 2000
                                                           ----                 ----                 ----
                                                                       (Dollars in thousands)
Policyholder account balances:
     Interest-sensitive life                            $      63,695        $      53,640        $      42,290
     Annuities                                              1,005,887              846,491              723,118
                                                        -------------        -------------        -------------
                                                        $   1,069,582        $     900,131        $     765,408
                                                        =============        =============        =============

Reserves for future policy benefits                     $       6,646        $       6,117        $           -
                                                        =============        =============        =============

Policies in force                                              90,804               91,488               90,760
                                                        =============        =============        =============

     Information concerning reported revenues and income before provision for income taxes for the Company's business segments is set forth in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to the Company's consolidated financial statements of this Form 10-K.

     The following table shows the Company's collected premiums on traditional life policies and deposits received on interest-sensitive and annuity policies during 2002, 2001 and 2000 by product category. The table excludes from direct and assumed collected premiums any premiums from blocks of insurance policies that have been permanently coinsured to another company.

                                                                      Premiums Collected
                                                                    for periods indicated
                                      -----------------------------------------------------------------------------------
                                           Life Insurance Operations                   Asset Accumulation Operations
                                      -------------------------------------        --------------------------------------

          Product Category             First Year     Renewal        Total       First Year     Renewal        Total
          ----------------
                                      ------------- ------------- ------------- ------------- ------------- -------------

                                                                        (in thousands)
Year ended
December 31, 2002
Traditional                            $   27,209    $   67,738    $   94,947    $       66    $      235    $      301
Interest-sensitive                         15,897       128,731       144,628         2,205        12,946        15,151
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              43,106       196,469       239,575         2,271        13,181        15,452
Annuities                                  38,151         3,779        41,930       185,182        56,941       242,123
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             81,257       200,248       281,505       187,453        70,122       257,575
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (39,889)                                      (98)
                                                                  -----------                               -----------
   Total                                                           $  241,616                                $  257,477
                                                                  ===========                               ===========

Year ended
December 31, 2001
Traditional                            $   26,958    $   67,078    $   94,036    $       43    $       47    $       90
Interest-sensitive                         19,769       135,307       155,076         2,424        14,202        16,626
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              46,727       202,385       249,112         2,467        14,249        16,716
Annuities                                  19,737         4,822        24,559       138,388        55,273       193,661
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             66,464       207,207       273,671       140,855        69,522       210,377
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (41,736)                                      (66)
                                                                  -----------                               -----------
   Total                                                           $  231,935                                $  210,311
                                                                  ===========                               ===========

Year ended
December 31, 2000
Traditional                            $   20,430    $   76,852    $   97,282    $    1,922    $       27    $    1,949
Interest-sensitive                         17,376       137,055       154,431         2,993        14,984        17,977
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Total life                              37,806       213,907       251,713         4,915        15,011        19,926
Annuities                                  26,470         3,809        30,279       172,995        44,592       217,587
                                      -----------   -----------   -----------   -----------   -----------   -----------
   Direct and assumed premiums             64,276       217,716       281,992       177,910        59,603       237,513
                                      -----------   -----------                 -----------   -----------
   Less ceded premiums                                                (36,848)                                      (53)
                                                                  -----------                               -----------
   Total                                                           $  245,144                                $  237,460
                                                                  ===========                               ===========

Life Insurance Operations

     The Company offers a variety of life insurance and annuity products, primarily to individuals, in its life insurance operations segment, including interest-sensitive whole life, universal life, low-face whole life and term life products in the general insurance market. The Company also offers a range of level term and decreasing term life products to the mortgage life insurance market. In addition, the Company offers equity-indexed annuities and single premium and flexible premium annuities. Collected first-year premiums on traditional life insurance and first-year deposits received on interest-sensitive life and annuity products in the life insurance operations segment totaled $81.3 million during 2002, or 30%, of the Company total.

     The Company sells its products through independent agents. Although the Company does not employ these agents, each is a party to a general agency agreement that governs the terms of the agent's relationship with the Company. The Company manages these agents either directly or through IMOs.

Asset Accumulation Operations

     The Company's asset accumulation operations offer a variety of annuity and life insurance products, including interest-sensitive whole life, universal life, equity-indexed annuities, single premium and flexible premium deferred annuities, and single premium immediate annuities, to public school teachers and administrators and to the senior market. The Company uses specialized IMOs with sales agents who work exclusively for the IMO to market tax-qualified life and annuity products sold under Section 403(b) of the Internal Revenue Code to public school teachers and administrators. Sales from these agents totaled $53.5 million in 2002, or 19% of total Company sales. The Company also offers annuity products to individuals in the senior market through IMOs. The senior market, generally considered to include individuals over age 55, is expected to experience double-digit annual growth resulting from a number of factors, including consumer concerns over the adequacy of Social Security and pension plans and the aging of the population. Collected first-year premiums on traditional life insurance and first-year deposits received on interest-sensitive life and annuity products in the asset accumulation operations segment totaled $187.5 million during 2002, or 70%, of the Company total.

     Recent federal income tax rate reductions, as well as current Bush administration tax proposals, could reduce the attractiveness of annuity products and have an adverse effect on the Company's sales. See "Regulation-Tax Laws" in this Item 1 for a further discussion of these developments.

Operations

     An integral part of the Company's philosophy is to improve profitability by operating at the lowest achievable cost level consistent with providing good service. To implement this philosophy, over the years the Company has:

  o      invested in productivity enhancing technology;
  o      centralized certain functions; and
  o      outsourced data processing.

     The Company has made significant investments in technology to lower its operating costs. The Company uses digital imaging technology and workflow technology to increase the efficiency of its customer service by eliminating paper-intensive life insurance and annuity operations. Because the investment in this technology is relatively fixed, the Company has been able to leverage its investment by increasing the number of policies it administers.

     Recognizing the possible benefits of using technology to increase both customer satisfaction and internal productivity, the Company is pursuing opportunities to integrate "e-business" strategies into its insurance operations. The Company maintains a website devoted to providing IMOs and agents access to data such as pending policy information, commission information, policy forms and illustration software updates for the Company's products. The purpose of this website is to provide agents with the proper tools to more effectively sell and service the Company's products. In addition, the Company is currently piloting an electronic policy application system. This system allows an agent to create a product illustration, complete a policy application and transmit the policy application to the Company's administration system electronically. All of these "e-business" initiatives have the common goal of increasing the ease of doing business with the Company while reducing the Company's expense to issue and maintain insurance policies.

     In order to manage more effectively its life insurance and asset accumulation operations, the Company has consolidated certain common functions into its Kansas City, Missouri offices. These centralized functions include product development, marketing, finance, investment management, data processing, personnel and regulatory compliance. The Company believes that this approach allows it to more effectively manage its business and, by eliminating duplicative functions, reduce operating costs and improve returns on acquired business.

     The Company has a group of employees that is dedicated to the promotion of quality initiatives. This group is responsible for developing a culture within the organization that is focused on customer satisfaction and internal productivity. The Company believes this increased focus on quality will continue to strengthen relationships with its policyholders and agents as well as reduce the Company's operating costs.

     The Company's decision in 2001 to relocate its remaining operations located in Austin to Kansas City and Dallas has reduced operating expenses during 2002. The Company's decision in 2000 to consolidate its sales and marketing efforts into Americo Financial also has resulted in further operating expense reductions in 2002. These reductions resulted from eliminating duplicate costs for items such as regulatory product filings, marketing materials and other agent materials and also improved the Company's efficiency in processing new policies.

     The Company has outsourced most of its data processing requirements through contracts that extend through 2010 entered into by FHC with Computer Sciences Corporation ("CSC"), a third-party data processing company. By outsourcing these functions, the Company believes it has reduced operating costs by eliminating the fixed costs associated with a data processing function and improved its ability to increase its policyholder base without significant additional investment. In addition, the use of a vendor such as CSC provides the Company with access to current technology and to staff with expertise and experience that the Company might not be able to cost-effectively employ on its own.

Investments

     A significant factor contributing to the Company's earnings is its ability to earn investment income sufficient to provide for its insurance liabilities and to generate a profit. A portfolio composed principally of fixed-rate investments that generate predictable yields backs the Company's insurance liabilities. The yields on the Company's investments vary over time depending on the current U.S. Treasury yield curve, the spread at which fixed-rate investments are priced over the U.S. Treasury yield curve, the required duration of the investments and other factors. FHC manages the Company's invested assets as described under the heading "Agreements with FHC" in Item 13 of this Form 10-K. The Company's investment philosophy is conservative with an emphasis on balancing credit and interest rate risk and is influenced by regulatory requirements and asset-liability management principles.

     The Company's insurance subsidiaries are governed by insurance statutes and regulations that restrict the types of investments they are permitted to make and the amount of funds that may be invested in any one type of investment. In compliance with these regulations and consistent with the Company's investment philosophy, the Company invests principally in investment grade securities (as rated by nationally recognized rating organizations). At December 31, 2002, 94.5% of the Company's fixed-rate investments were investment grade.

     A primary goal of the Company's investment strategy is to provide liquidity for its insurance liabilities. Through computer-based models, the Company conducts studies of the cash flow characteristics of its liabilities using numerous interest rate scenarios. The Company uses this information to assist in managing the duration of its asset portfolio to correspond to the duration of its insurance liabilities.

     The Company's general investment philosophy is to hold fixed-rate securities for long-term investment. Its fixed-maturity portfolio is divided into those securities being held to maturity, those available for sale and those held for trading purposes. The primary factor that influences the Company's decision to characterize its investments as held to maturity is the cash flow requirements of the Company's insurance liabilities. Securities are categorized as available for sale unless the Company has the intent and ability to hold the securities until maturity or unless the Company has classified the securities as for trading purposes. Securities designated as available for sale include those that may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs, management of taxable income, changes in credit quality and similar economic factors. The Company's trading portfolio is used to take advantage of short-term changes in the market value of the securities. Any gains or losses in the Company's trading portfolio are reported in current earnings.

     The carrying amounts of the Company's investments at December 31, 2002 were as follows:

                                                                                                 Total
                                                  Held to      Available                       Carrying
            Investment Category                Maturity (1)  for Sale (2)     Trading (3)       Amount       Percentage
            -------------------                ------------  ------------     -----------       ------       ----------
                                                                            (in thousands)
Fixed maturities:
   U.S. Treasury and government securities    $    1,710    $   136,553     $         -      $   138,263           4.4%
   Mortgage-backed securities:
     Collateralized mortgage obligations         136,206        177,034               -          313,240           9.9
     Pass-through certificates                    21,054        129,661               -          150,715           4.8
   Other asset-backed securities                   4,035        134,196               -          138,231           4.4
   Corporate bonds                               411,472      1,159,248          38,533        1,609,253          50.8
                                              ----------    -----------     -----------      -----------    ----------

       Total fixed maturities                 $  574,477    $ 1,736,692     $    38,533        2,349,702          74.3
                                              ==========    ===========     ===========      -----------    ----------

Equity securities                                                                                 54,443           1.7
Investment in equity subsidiaries                                                                  7,044           0.2
Mortgage loans on real estate                                                                    288,225           9.1
Investment real estate                                                                            26,819           0.8
Policy loans                                                                                     183,072           5.8
Cash and cash equivalents                                                                        225,785           7.1
Other invested assets                                                                             29,895           1.0
                                                                                             -----------     ---------

       Total cash and invested assets                                                         $3,164,985         100.0%
                                                                                             ===========     =========

---------------------------------------------

(1) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 2002 was $621.1 million.
(2) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 2002 was $1,634.5 million.
(3) Carrying amount is market value. The amortized cost of trading securities at December 31, 2002 was $37.1 million.

     See note 4 to the Company's consolidated financial statements included in this Form 10-K, and the discussion under the heading "Investment Portfolio" in
Item 7 of this Form 10-K, for information about the composition and performance of the Company's investment portfolio and the risks inherent in such investments.

     In addition to the investments owned by the Company described above, certain investments supporting the Company's insurance liabilities are held in escrow for the benefit of the Company by Employers Reassurance Corporation (the "Reinsurer"), an unaffiliated reinsurer. See "Reinsurance" for information on this arrangement.

Reinsurance

     The Company reinsures, or cedes, portions of its life insurance exposure with unaffiliated reinsurance companies under traditional indemnity reinsurance agreements. Generally, the Company enters into indemnity reinsurance arrangements to diversify its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits, currently ranging from $50,000 to $350,000 per life. Additionally, the Company has certain term and universal life products on which it reinsures 80% to 90% of the risks to unaffiliated reinsurers because the pricing available from the reinsurer makes these products more competitive with those offered by other carriers. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on the reinsured policies. The Company remains responsible for policy claims to the extent the reinsurer fails to pay claims. At December 31, 2002, the Company had ceded to reinsurers approximately $11.5 billion, or 29%, of its life insurance in force, of which 99% was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best Company ("A.M. Best"), an independent insurance industry rating organization. At December 31, 2002, approximately $5.2 billion, or 13%, of the Company's insurance in force was ceded to two reinsurers, both of which are rated "A+" by A.M. Best. The Company continually evaluates the financial strength of its reinsurers.

       In addition, the Company has entered into several coinsurance agreements with the Reinsurer with related insurance liabilities totaling $0.9 billion at December 31, 2002. The Reinsurer reinsures certain risks on these same policies back to the Company. The net effect of these agreements is that 30% of the profits on a portion of these policies, with associated liabilities of $0.2 billion, are transferred to the Reinsurer. The reinsurance agreements provide that the invested assets supporting the reinsured liabilities are to be held in escrow by the Reinsurer for the benefit of the Company. These invested assets are managed by FHC. The Reinsurer is rated "A+" by A.M. Best and "AA-" by Standard and Poor's Ratings Services ("Standard and Poor's") an independent rating organization. In accordance with generally accepted accounting principles, the Company records the direct policy liabilities associated with the reinsured policies on its consolidated balance sheet. At December 31, 2002, the Company's consolidated balance sheet also includes the investments supporting these liabilities, at amortized cost, in amounts recoverable from reinsurers, as follows:

                                                                      Total Carrying
                                                                          Amount                   Percentage
                                                                          ------                   ----------
                                                                      (in thousands)
Fixed maturities:
     U.S. Treasury and government securities                          $     28,090                      3.4%
     Mortgage-backed securities                                            185,817                     22.3
     Other asset-backed securities                                          68,423                      8.2
     Corporate bonds                                                       442,159                     53.0
                                                                      ------------                  -------

         Total fixed maturities                                            724,489                     86.9
                                                                      ------------                  -------

Policy loans                                                                51,226                      6.2
Cash                                                                        57,079                      6.9
                                                                      ------------                  -------

         Total cash and invested assets                               $    832,794                    100.0%
                                                                      ============                  =======

     Two of the Company's insurance subsidiaries have ceded blocks of insurance under financial reinsurance agreements which have increased the statutory surplus of these subsidiaries, after the effect of income taxes, by $13.5 million. Financial reinsurance results in an immediate increase in the ceding insurer's statutory surplus through the payment of a ceding commission to the ceding insurer by the reinsurer. Some portion of the future statutory earnings from the reinsured business is ceded to the reinsurer until the reinsurer has recovered its ceding commission. The reinsurer assumes the risk that the ceded blocks of insurance will generate sufficient statutory earnings to recover its ceding commission. The ability of an insurance subsidiary to pay dividends to Americo may be adversely affected by a reduction in statutory earnings caused by ceding future statutory profits under the existing financial reinsurance agreements. The increases in statutory surplus and subsequent decreases in statutory surplus associated with these financial reinsurance agreements are not reflected in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles. The risk fees paid to the reinsurers under these financial reinsurance agreements totaled $0.7 million for the year ended December 31, 2002. See Note 6 to the Company's consolidated financial statements included in Item 8 of this Form 10-K for more information about these reinsurance transactions.

Competition and Ratings

     The financial services industry in which the Company operates is highly competitive. The Company competes with a large number of other insurers as well as non-insurance financial services companies, such as banks, investment advisors, mutual fund companies and other financial institutions, some of which have greater financial resources, offer alternative products and, with respect to other insurers, have higher financial strength ratings than the Company.

     The Gramm-Leach-Bliley Act of 1999 ("GLBA") implemented fundamental changes in the regulation of the financial services industry in the United States. GLBA permits mergers that combine commercial banks, insurers and securities firms under a single holding company. Until passage of GLBA, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. With the passage of GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially adversely affect sales of all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

     The Company believes that the principal competitive factors affecting the sale of life insurance and asset accumulation products are product features, product flexibility, product pricing and crediting rates, commission structure, high credit standing and perceived stability of the insurer, and the level of service provided by the Company to the policyholder and the agent. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to develop competitive products that are profitable and to develop and maintain favorable relationships with IMOs and agents to market its products. The Company also competes with other companies in acquiring life insurance companies and blocks of insurance business. Many of the companies with which the Company competes have a stronger capital position, lower cost of capital and better access to the capital markets.

     A primary factor in a company's ability to compete in the sales of life insurance and annuity products is the ratings it receives from various rating agencies. Ratings involve quantitative and qualitative evaluations of a company's financial condition and operating performance. Generally, rating agencies base their ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors and are not recommendations to buy, sell or hold securities. A.M. Best ratings currently range from "A++ (Superior)" to "F (In Liquidation)." Within these categories, "A++ (Superior)" and "A+ (Superior)" are the highest, followed by "A (Excellent)" and "A- (Excellent)". Standard and Poor's insurer financial strength ratings currently range from "AAA" to "NR". Within these categories, "AAA" and "AA" are the highest, followed by "A" and "BBB". As the Company's primary marketing company, the Company considers Americo Financial's ratings to be the most important in evaluating the Company's ability to compete with other insurers.

     During 2002, the rating agencies' outlook for the life insurance industry as a whole changed adversely, primarily driven by concerns over the credit quality of fixed income investments and the effects of the low interest rate environment. A.M. Best lowered its rating on Americo Financial from "A (Excellent)" to "A- (Excellent)." Publications of A.M. Best indicate that the "A" and "A-" ratings are assigned to those companies that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. Also during 2002, Standard and Poor's lowered Americo Financial's rating from "A (Strong)" to "A- (Strong)". Publications of Standard and Poor's indicate that an insurer rated "A" or "A-" has strong financial characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

     Some of the Company's other life insurance subsidiaries also receive ratings, although these ratings are less critical to the Company's ability to compete. Great Southern and Ohio State are rated "A- (Excellent)" by A.M. Best and National Farmers Union is rated "B+ (Very Good)" by A.M. Best and Great Southern is rated "BB+ (Marginal)" by Standard and Poor's. Standard and Poor's lowered Great Southern's rating to "BB+" from "A-" during 2002 as a result of the Company's decision to shift substantially all of Great Southern's sales of new business to Americo Financial.

Regulation

     All of Americo's life insurance company subsidiaries are domiciled in Texas. One or more of the life insurance subsidiaries is licensed to sell its life insurance and annuity products in the District of Columbia and all states, except New York.

     General Regulation. Americo and its insurance company subsidiaries are subject to comprehensive regulation in the various states in which they are authorized to conduct business. The laws of these states establish supervisory agencies with broad regulatory authority to, among other matters, grant and revoke licenses for transacting business, license agents, regulate trade practices, establish reserve requirements, regulate the form and content of policies and prescribe the type and amount of investments permitted. These supervisory agencies periodically examine the business and accounts of Americo's insurance subsidiaries and require them to file detailed annual and quarterly statements prepared in accordance with statutory accounting practices.

     State governments have placed increased scrutiny in recent years upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In addition, although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect or have significantly affected the insurance business include limitations on antitrust immunity and minimum solvency requirements. For a discussion of GLBA, which permitted affiliations between banks and insurers, see "Business-Competition and Ratings".

     The National Association of Insurance Commissioners (the "NAIC") has also taken initiatives to reduce insurance company insolvencies and market conduct violations. Most recently, the NAIC has adopted the Codification of Statutory Accounting Principles for life insurers, which became effective on January 1, 2001. The implementation of these standardized accounting principles increased the amount of statutory surplus reported by Americo's life insurance subsidiaries by approximately $11.6 million in the aggregate at January 1, 2001. Although this did not adversely impact the ability of United Fidelity to make payments on the surplus debentures that it has issued to Americo or the ability of the insurance subsidiaries to pay dividends, the Company cannot predict the future impact of changing state and federal regulation on the operations of Americo and its insurance subsidiaries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" for more information on United Fidelity's surplus debentures.

     Under applicable state insurance laws, all of Americo's insurance subsidiaries are required to maintain minimum levels of capital and statutory surplus. The capital and surplus of each of Americo's insurance subsidiaries currently exceeds the minimum requirements. In addition, each of Americo's insurance subsidiaries is subject to the supervision of the regulators of each state in which it is licensed. Such regulators have the discretionary authority to limit or prohibit new issuances of business to policyholders within their jurisdiction when, in their judgment, they determine that such subsidiary is not maintaining adequate statutory surplus or capital. The Company does not believe that the current or anticipated levels of Americo Financial's statutory surplus presents a material risk that any such regulator would limit the amount of new insurance business that the Company intends to issue.

     Holding Company Regulations. Substantially all states regulate members of insurance holding company systems. FHC is registered as a holding company system pursuant to such legislation in Texas. The Texas insurance holding company regulations govern certain transactions among affiliates, including the payment of dividends by an insurance company to its parent. These holding company regulations generally require that all such transactions be fair and, if material, require prior notice to, or approval of, the insurance commissioner. These regulations also provide that, without the consent of the insurance commissioner, an insurance company may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations and (ii) 10% of its prior year ending statutory capital and surplus. Dividends may be paid only from statutory earned surplus as determined by the Texas Department of Insurance. Statutory earned surplus is defined as surplus generated from earnings, less cash dividends previously paid to the stockholders. Texas regulations also require an insurance company to file a dividend notification prior to the payment of ordinary dividends. In addition, Texas insurance regulations require approval of the insurance commissioner prior to the direct or indirect acquisition of 10% or more of the voting securities of a insurance company domiciled in Texas.

     Based upon the amount of Americo Financial's premiums collected in California, it is considered commercially-domiciled in California. As a result, Americo Financial is subject to the California holding company regulations, which are substantially the same as those of Texas.

     Regulation of Surplus Debentures. Under the Texas regulations, interest and principal on surplus debentures may be paid only with prior approval of the Texas Department of Insurance. Surplus debentures issued by United Fidelity contain payment schedules that have been approved by the Texas Department of Insurance. Therefore, United Fidelity does not require further approval from the Texas Department of Insurance for each payment of principal and interest on its surplus debentures unless such payments differ from the approved schedule.

     Privacy Rules. Various regulatory agencies have published final privacy rules pursuant to provisions of GLBA, referred to as the "Privacy Rules". The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

     Tax Laws. Current federal income tax laws generally permit holders to defer taxation on the accumulation of value of annuity and life insurance products until payments are made to the policyholder or other beneficiary and to exclude from taxation the accumulation of value which is paid as a death benefit under a life insurance policy. Congress from time to time considers legislation that could make the annuity and life insurance products, including those offered by the Company, less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuity and life insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuity and life insurance products to consumers.

      In June 2001, Congress enacted the Economic Growth and Tax Relief Reconciliation Act of 2001, referred to herein as the "2001 Act." The 2001 Act contains provisions that will, over time, significantly lower federal individual income tax rates. The 2001 Act also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminate the step-up in basis rule applicable to property held in a decedent's estate. Lower federal individual income taxes rates, as well as the other potential changes in federal tax law, would reduce the tax benefits associated with the Company's annuity and life insurance products. Accordingly, the 2001 Act could reduce the Company's sales and result in increased surrenders of its annuity and life insurance products by policyholders, which could have a material adverse effect on the Company's financial condition and results of operations.

     In January 2003, the Bush Administration made several tax proposals that, if enacted by Congress, might also reduce the Company's sales and result in the increased surrender of its annuity and life insurance products by policyholders. First, the Administration proposed to accelerate the above-described tax rate reductions. Second, the Administration proposed several tax-favored savings initiatives that, if enacted by Congress, could adversely affect the sale of the Company's annuity and life insurance products and increase the surrenders of such policies by policyholders.

     USA Patriot Act. The USA Patriot Act of 2001, which is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for financial institutions, including life insurance companies. The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to financial services companies, including life insurance companies. The USA Patriot Act of 2001 seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Final rules for the life insurance industry under the USA Patriot Act of 2001 have not been released by the Treasury Department. The proposed rules would require financial institutions, including the Company, to implement additional or amend existing policies, procedures and controls with respect to, among other things, anti-money laundering compliance, suspicious activity and due diligence on customers. The Company is reviewing its existing policies and procedures for compliance with the proposed rules.

     Risk-Based Capital Requirements. The NAIC's risk-based capital ("RBC") rules are used to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula establishes a standard of capital adequacy that is related to four categories of risk: asset risk; insurance risk; interest rate risk; and business risk. For each category, the capital requirements are determined by applying specified factors to assets, premiums, reserves and other items. The factor will be higher for items with greater underlying risk and lower for items with less risk. The RBC formula is used by the states as an early warning tool to identify under-capitalized companies for the purpose of initiating regulatory action. At December 31, 2002, each of the Company's insurance subsidiaries had statutory capital and surplus in excess of amounts that would require company action or any level of regulatory action at any prescribed RBC level.

     Insurance-related laws and regulations may become more restrictive in the future, which could have a material adverse effect on the operations of the Company or on the ability of United Fidelity to make payments on its surplus debentures or on the ability of the insurance subsidiaries to pay dividends, and thus may negatively impact the Company's financial condition.

Employees

     At February 28, 2003, Americo and its wholly-owned subsidiaries employed 531 persons, all of whom are employed by Americo Services, Inc., a wholly-owned subsidiary of Americo.

ITEM 2.    PROPERTIES

     The principal executive offices of the Company are located at 1055 Broadway, Kansas City, Missouri 64105 and the Company's telephone number is
(816) 391-2000.

     The principal operations of the insurance subsidiaries are conducted from Kansas City, Missouri and Dallas, Texas. The Company's locations include the following leased office space:

                                                                            Lease              Square
                                Location                                  Expiration          Footage
      1055 Broadway, Kansas City, Missouri 64105                     August 31, 2010           45,231
      301 West 11th Street, Kansas City, Missouri 64105              March 31, 2007            12,401
      333 West 11th Street, Kansas City, Missouri 64105              August 31, 2013            7,254
      500 N. Akard, Dallas, Texas 75221                              May 31, 2007              74,528

     The properties in Kansas City, Missouri are leased from Broadway Square Partners, LLP, a Missouri limited liability partnership, of which a corporation controlled by a related party is a partner, as described in Item 13, "Certain Relationships and Related Transactions - Other Transactions" of this Form 10-K. The Company considers its current facilities to be adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     Americo and its subsidiaries are parties to various legal proceedings and governmental matters, none of which are believed to be material except for those described below.

     Legal proceedings

     Notzon, et al. v. The College Life Insurance Company of America, et al., 111th District Court of Webb County, Texas, No. 99-CVF-00697. Americo Financial, formerly known as The College Life Insurance Company of America, as well as some affiliates of the Company, were defendants in this certified class action, which was filed on July 2, 1999, in which the plaintiffs alleged various misrepresentations, deceptive trade practices and statutory violations in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The suit sought actual, rescissory, treble and punitive damages, as well as injunctive and declaratory relief. The class consisted of certain present and former owners of certain annuities and interest-sensitive life insurance policies issued or acquired by Americo Financial between January 1, 1993 and October 1, 2001.

     By orders dated January 25, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were filed. Under the terms of the settlement, Americo Financial has agreed, among other things:

  o to provide three years of free accidental death benefit coverage to most of the class members;
  o to create a claim resolution process to resolve claims of individual class members;
  o to pay the named plaintiffs and their attorneys a cash payment of $1,945,000; and
  o      to pay the administrative costs of the settlement.

In the claim resolution process, the relief to be provided by Americo Financial will consist of cash awards and credits, premium vouchers, policy modifications, accidental death benefit coverage and interest. The relief under the claim resolution process will have a total stated value of between $1.5 million and $4.2 million. The claim resolution process is ongoing. Both the settlement and the order approving the settlement acknowledge that Americo Financial and its co-defendants have denied, and continue to deny, all allegations of wrongdoing. Most of the life insurance and annuity policies sold to the class were marketed through companies that were acquired by the Company in 1998. As part of that acquisition, Americo and Americo Financial obtained certain indemnity rights from the seller, Robert L. Myer, and certain companies affiliated with Mr. Myer. On March 7, 2003, an American Arbitration Association arbitration panel issued an arbitration award against Mr. Myer and those affiliated companies, requiring them to reimburse Americo and Americo Financial approximately $4.8 million for their defense and settlement costs in the class action, plus additional amounts to be awarded upon the conclusion of the claim resolution process.

     In re Great Southern Life Insurance Company Sales Practices Litigation, United States District Court for the Northern District of Texas, MDL No. 1214. In this certified class action, which arose out of four cases filed between February 1997 and September 1997 that were consolidated in May 1998 for multi-district litigation pretrial proceedings, the plaintiffs alleged deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and sought unspecified compensatory, punitive and/or treble damages, as well as declaratory, injunctive and other equitable relief. The plaintiffs alleged that the deceptive sales practices dated back to 1982, seven years before Great Southern was acquired by the Company in 1989. The class consisted of certain present and former policyholders who purchased interest-sensitive whole life and universal life insurance policies issued or acquired by Great Southern between January 1, 1982 and December 31, 1999. On January 15, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were filed. Under the terms of the settlement, Great Southern agreed, among other things:

  o to issue to class members certificates for premium discounts on future purchases of certain life insurance policies and annuities from Great Southern and its affiliates;
  o to pay class members at least 50% of Great Southern's future earnings on the class members' policies for either 10 years or until a specified amount, ranging between $21.0 million and $26.0 million, has been paid, whichever takes longer;
  o to pay the plaintiffs' attorneys an initial payment of $750,000, followed by periodic payments equal to 22.38% of all amounts paid to the class members under the provision noted above; and
  o      to pay the administrative costs of the settlement.

Both the settlement and the Court's order approving the settlement acknowledge that Great Southern has denied, and continues to deny, all the allegations of misconduct.

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Of those present and former policyholders who filed such notices, approximately 1,600 policyholders owning approximately 2,800 policies have notified Great Southern that they are represented by counsel. In early February, 2002, Great Southern filed actions in 12 states against approximately 1,300 of these policyholders owning approximately 2,100 of these policies seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel on Multidistrict Litigation has transferred the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings as part of MDL No. 1214 referenced above. In addition, several other policyholders who sent in exclusion notices have filed separate actions against Great Southern in several states asserting claims related to allegedly deceptive sales practices and seeking actual and punitive damages. Approximately nine such individual policyholder actions are pending at this time, five of which have been transferred or conditionally transferred to MDL No. 1214 for consolidated pretrial proceedings. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of the above-referenced actions are adverse to it.

     Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC193703. On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation were named as defendants in a purported class action lawsuit brought by an annuity purchaser arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts. The annuity product in question, including the challenged provisions, was created by Fremont Life Insurance Company. On April 2, 1999, the Court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On May 31, 2000, the California Court of Appeals affirmed the dismissal of the plaintiff's fraud and reformation claims, but reversed the dismissal of three claims alleging breach of contract on unconscionability grounds, breach of covenant of good faith and fair dealing, and statutory unfair business practices (California Business and Professions Code ss.17200). Following remand, the plaintiff narrowed the definition of the purported class to California residents who purchased certain specified deferred annuities when they were 80 years or older, and who were assessed a surrender charge in connection with a death claim. On December 9, 2002, the trial court denied the plaintiff's motion for class certification of the claims alleging breach of contract on unconscionability grounds and breach of covenant of good faith and fair dealing. These two claims were set for trial as to the plaintiff individually on May 5, 2003. The plaintiff is seeking actual and punitive damages, prejudgment interest and attorneys' fees in connection with these claims. The Court has stated that after that trial has been completed, it will rule on the motion for class certification solely as it relates to the statutory unfair business practices claim and adjudicate the merits of that claim. With respect to this claim, the plaintiff seeks to recover, on behalf of the other annuity purchasers as defined above, restitutionary relief, including reimbursement of the surrender charges assessed in connection with death claims and disgorgement of the profits realized from these surrender charges, injunctive relief prohibiting future assessment of surrender charges in connection with death claims and attorneys' fees. The Fremont defendants have assumed Great Southern's defense in this action. Great Southern believes that the Fremont defendants are contractually obligated to indemnify it in connection with any adverse judgment.

     Barr v. Great Southern Life Insurance Company, et. al., First Judicial District Court of Santa Fe, New Mexico, Case No. D-0101-CV-2002-01927. This purported class action lawsuit was filed on September 5, 2002 against Great Southern and another entity, Ohio Life Insurance Company, that is not affiliated with the Company. The plaintiff, on behalf of herself and all current owners of individual insurance policies issued by Great Southern who paid premiums on a monthly, quarterly, or semi-annual basis, alleges that Great Southern engaged in unfair, deceptive, and illegal practices by allegedly failing to disclose the dollar amount and effective annual percentage rate of the extra cost associated with paying premiums on a modal basis. The plaintiff has requested for herself and the putative class an award of damages, treble damages, punitive damages, attorneys' fees, interest, injunctive relief and declaratory relief. Great Southern initially removed the action to federal court; however, on January 27, 2003 the action was remanded back to state court.

     Lukens, et al. v. Ohio State Life Insurance Company, Los Angeles County Superior Court, California, Case No. BC 263545. On December 13, 2001, this purported class action lawsuit was filed against Ohio State. The suit alleges that, on or before June 25, 1990, which was approximately seven years prior to the Company's acquisition of Ohio State in 1997, Ohio State breached the terms of certain of its universal life policies by increasing its cost of insurance rates without justification. The suit alleges that the increased rates were improperly motivated by Ohio State's desire to increase its revenues by, among other things, passing on to policyholders its increased tax liabilities under 1990 federal legislation governing the tax accounting for deferred policy acquisition costs. The suit currently asserts claims for breach of contract and breach of the covenant of good faith and fair dealing. On November 12, 2002, the court granted, in part, a motion brought by Ohio State to strike the class allegations in the complaint and limited the purported class, if any, to California residents only. No class has yet been certified. The suit seeks compensatory and exemplary damages in unspecified amounts, as well as injunctive relief and restitution.

     Ernesto Cortes v. Ohio State Life Insurance Company, 11th Judicial Circuit Court, Dade County, Florida, Case No. 016122 CA 22. On March 13, 2001, this purported class action lawsuit was filed against Ohio State. The suit alleges that Ohio State breached its obligations under a term life insurance policy purchased by the plaintiff by failing to observe the guaranteed features of the policy. The suit seeks damages in an unspecified amount, prejudgment interest and attorney's fees on behalf of the plaintiff and a purported national class of others similarly situated.

     Penn-Mont v. Great Southern Life Insurance Company, Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 002436. On November 18, 2002, Penn-Mont Benefit Services, Inc. ("Penn-Mont") entered a confessed judgment against Great Southern in the amount of $11.5 million in the Pennsylvania Court of Common Pleas, Philadelphia County. Penn-Mont entered the confessed judgment purportedly pursuant to terms in a confidentiality agreement between Penn-Mont and Great Southern, which, among other things, prohibits disclosure of confidential information. Penn-Mont alleges Great Southern disclosed confidential information and breached other provisions of the confidentiality agreement. Great Southern denies any breach of the confidentiality agreement, and has filed a petition with the Court to strike or open the judgment. The parties are presently awaiting a decision by the Court. Pending the Court's decision, the Court stayed enforcement of the judgment against Great Southern.

     Regulatory Matters

     California Attorney General. California's Attorney General has raised certain questions and concerns regarding disclosures about, and operations of, the Company's retained asset account program. Under this program, death benefits due to life insurance beneficiaries are retained by the Company in an account (referred to as an "FAA" or financial asset account) that is accessible in whole or in part by drafts drawn by the beneficiaries. The California Attorney General's Office has advised the Company that it would consider resolving its concerns regarding the FAA program by way of the Company paying an unspecified civil penalty and stipulating to a judgment with injunctive provisions that would prohibit the Company from engaging in specified actions objected to by the California Attorney General.

     Although the Company believes that its conduct of the FAA program was lawful, the Company has decided to terminate the program in California effective as of January 31, 2003 and has so advised the California Attorney General. Substantially all of the Company's FAA program accounts with California addresses have now been closed and funds due to beneficiaries have been paid along with applicable interest accrued. The Attorney General's Office has not yet responded to the Company's notification that its FAA program has been terminated in California. The Company does not know whether or to what extent the California Attorney General will pursue its request for a stipulated judgment and its request that the Company pay a civil penalty. To date, no formal proceeding has been instituted against the Company in connection with this investigation.

     Americo's subsidiaries named in the above pending actions deny any allegations of wrongdoing. The plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, and such amounts could be large. There can be no assurance that any one or more of these matters, if adversely determined, will not exceed amounts provided for in the Company's consolidated financial statements or will not have a material adverse effect on the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the outstanding shares of common stock of the Company are owned by FHC. There is no established public trading market for the Company's common stock. During 2002 and 2001, Americo has paid quarterly cash dividends of $500,000 to FHC. The Company expects that comparable cash dividends will continue to be paid to FHC in the future. Restrictions that could materially restrict the ability of Americo to pay dividends to FHC are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock to FHC in exchange for an equal number of shares of FHC cumulative preferred stock in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company authorized a total of 2,000,000 shares of Series A Preferred Stock. The Company's preferred stock and the FHC preferred stock each have a par value of $1.00 per share and a stated value of $100 per share. The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" included in Item 7 of this Form 10-K for further information on this transaction.

     During 2002, the Company paid dividends on its preferred stock of $7.2 million, consisting of 61,500 shares of newly issued preferred stock and $1.1 million of cash. The Company received dividends on the FHC preferred stock described above of $6.9 million, consisting of 61,500 shares of newly issued preferred stock and $0.7 million of cash.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

     The historical financial information for the five years ended December 31, 2002 and at December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below is qualified in its entirety by reference to and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto included in this Form 10-K.

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                        (Dollars in thousands, except per share amounts)

                                                  2002          2001        2000 (2)         1999        1998 (1)
                                                  ----          ----        --------         ----        --------
Statement of Income Data:
Premiums and policy revenues                  $   220,082   $   206,883   $   220,691    $   224,896   $   218,582
Net investment income                             210,041       208,075       223,638        227,622       226,534
Net realized investment gains (losses)             (7,318)        1,911        (4,694)         4,174         8,284
Other income                                        8,445         7,149        10,792          6,147        12,163
                                               ----------    ----------    ----------    -----------   -----------
    Total income                                  431,250       424,018       450,427        462,839       465,563
Policyholder benefits                             249,090       257,437       261,195        261,342       251,506
Commissions                                         5,545         8,715         4,348          8,928         8,439
Amortization expense                               70,211        42,909        67,998         73,643        87,189
Interest expense                                    9,468         9,612        10,057         11,704        12,057
Other operating expenses                           72,240        78,481        84,389         91,004        94,345
Restructuring expenses                                  -         9,914             -              -             -
                                               ----------    ----------    ----------     ----------    ----------
Income before provision for income taxes
 and cumulative effect of a change in
 accounting principle                              24,696        16,950        22,440         16,218        12,027
Provision for income taxes                          6,040         5,657         7,568          4,744         3,235
                                               ----------    ----------    ----------    -----------   -----------
Income before cumulative effect of a change
 in accounting principle                           18,656        11,293        14,872         11,474         8,792
Cumulative effect of a change in accounting
 principle                                              -           832             -              -             -
                                               ----------    ----------    ----------     ----------    ----------
Net income                                    $    18,656   $    12,125   $    14,872    $    11,474   $     8,792
                                              ===========   ===========   ===========    ===========   ===========
Net income per common share                   $  1,865.60   $  1,212.51   $  1,487.20    $  1,147.40   $    879.20
                                              ===========   ===========   ===========    ===========   ===========
Cash dividends declared per common share      $    200.00   $    200.00   $    200.00    $    200.00   $    200.00
                                              ===========   ===========   ===========    ===========   ===========

Average common shares outstanding                  10,000        10,000        10,000         10,000        10,000
                                              ===========   ===========   ===========    ===========   ===========

Balance Sheet Data:
Total investments                             $ 2,939,200   $ 2,685,129   $ 2,420,881    $ 2,361,019   $ 2,346,395
Total assets                                    4,717,089     4,379,036     4,241,154      4,188,162     4,105,814
Total debt                                         94,686       101,547       102,297        111,165       132,533
Total liabilities                               4,401,101     4,126,728     3,986,492      3,962,848     3,848,634
Stockholder's equity                              315,988       252,308       254,662        225,314       257,180

(1) On October 1, 1998, the Company acquired the 50% share of College Insurance Group, Inc. not previously owned by the Company.
(2) Effective January 1, 2000, the Company disposed of a block of payroll-deduction life insurance business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion analyzes significant items affecting the results of operations and the financial condition of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers against relying on forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Statements using words such as "may," "will," "should," "estimate," "predict," "intend," "plan," "anticipate," "believe," "expect" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements that represent the Company's beliefs concerning future levels of sales and surrenders of the Company's products, investment spreads and yields or the earnings and profitability of the Company's activities.

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, interest rate, volatility and other risks associated with the Company's investment portfolio. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it cannot guarantee its future results, performance or achievements. The Company disclaims any obligation to update forward-looking information included in this Form 10-K.

     The following discussion should be read together with Item 6, "Selected Consolidated Financial Data" and the Company's consolidated financial statements and the accompanying notes appearing elsewhere in this Form 10-K.

Overview

     The Company sells life insurance and annuity products, primarily universal life insurance and interest-sensitive whole life insurance (collectively referred to as "interest-sensitive life" or "universal life-type"), term life insurance, whole life insurance, flexible and single premium deferred annuities, single premium immediate annuities and equity-indexed annuities. The Company derives its revenues principally from:

  o      premiums on its life insurance and annuity products;
  o      net investment income earned on its investments; and
  o      realized capital gains and losses recognized on its investments.

The Company's primary costs and expenses consist of:

  o death benefits, contract payments and other cash values paid to policyholders;
  o expenses incurred in selling and issuing policies, including commission expenses;
  o      expenses incurred in servicing its products and customers; and
  o      interest expense on the Company's long-term debt.

The Company's profitability depends largely upon:

  o its ability to charge premiums on its term life and whole life products and to assess charges on its interest-sensitive life products sufficient to cover the ultimate cost of death benefits paid on those policies, which is a function of proper product design and prudent underwriting procedures;
  o its ability to retain existing policyholders over an extended period of time, since higher retention rates and higher continuing premiums generally improve profitability;
  o its ability to manage its investment portfolio to generate acceptable investment returns and control risks such as interest rate changes or defaults or impairments of invested assets; and
  o      its ability to manage operating expenses.

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make certain judgments and estimates that affect the amounts reported in the financial statements and in the notes thereto. These judgments and estimates are based on the best information available to the Company at the time and are often based on the historical experience of the Company. However, actual results will often differ from these estimates. The revision of estimates can have a significant impact on the reported results of operations for a period.

Impairment of investments

     One of the significant estimations inherent in the valuation of investments is the evaluation of other than temporary impairments. The evaluation for other than temporary impairments is a quantitative and qualitative process that is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. The Company's accounting policy requires that a decline in the fair value of a security below its amortized cost basis be assessed to determine if the decline is other than temporary. If so, the security is deemed to be impaired and, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. The fair value of the impaired investment becomes its new cost basis. The Company has a monitoring process involving investment and accounting professionals that identifies securities that, due to certain characteristics, are subjected to an enhanced analysis on a quarterly basis. The primary factors considered in evaluating whether a decline in value for corporate issued securities is other than temporary include:

  o the length of time and the extent to which the fair value has been less than cost,
  o      the financial condition and near-term prospects of the issuer,
  o whether the debtor is current on contractually obligated interest and principal payments, and
  o the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery.

Deferred policy acquisition costs and cost of business acquired

     The Company's costs of new business produced, principally commissions, certain policy issue and underwriting expenses and certain variable agency expenses, are deferred and amortized over the estimated lives of the policies. The unamortized deferred costs are recorded on the Company's balance sheet as an asset referred to as deferred policy acquisition costs. The Company's deferred policy acquisition costs asset was $187.6 million at December 31, 2002.

     The amount of purchase price assigned to the fair value of policies acquired by the Company from third parties in an acquisition is capitalized and amortized over the estimated lives of the acquired policies. The unamortized amount is recorded on the Company's balance sheet as an asset referred to as the cost of business acquired. The Company's cost of business acquired asset was $122.0 million at December 31, 2002.

     The deferred policy acquisition costs and cost of business acquired related to traditional life products are amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves.

     The deferred policy acquisition costs and cost of business acquired related to universal life-type policies and annuities are amortized in relation to the present value of expected gross profits from projected investment, mortality and expense margins and surrender charges of the policies over the anticipated coverage period. Both historical and anticipated investment returns, including realized and unrealized gains and losses, from the investment of policyholder funds are considered in determining the amortization of deferred policy acquisition costs and the cost of business acquired.

     Retrospective adjustments of deferred policy acquisition costs and the cost of business acquired are made annually when the Company revises its estimates of current or future gross profits on universal life-type and annuity products, a process commonly referred to as "unlocking." For example, deferred policy acquisition costs are amortized earlier than expected when policy terminations are higher than expected or when investments backing the Company's policy liabilities are sold at a gain prior to their anticipated maturity. The Company recorded retrospective adjustments to these asset balances during both 2002 and 2001 as more fully discussed in the "Segment Results" and "Consolidated Year to Year Comparisons" that follow.

     The Company regularly evaluates the recoverability of its deferred policy acquisition costs and cost of business acquired by comparing its current estimate of future profits to the unamortized asset balances.

Reserves for future policy benefits, policyholder funds and unearned policy revenues

     The Company's insurance subsidiaries record as liabilities actuarially determined reserves which are calculated to meet the Company's future obligations to policyholders. The Company's reserves for future policy benefits of $821.6 million at December 31, 2002 on term life insurance and whole life insurance policies are calculated based on actuarially recognized methods using estimates of investment yields, mortality and withdrawals. These estimates are based upon the Company's historical experience and the historical experience of the life insurance industry as a whole. These reserves are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually, are expected to be sufficient to meet the Company's policy obligations at their maturities, upon surrender of a policy or in the event of an insured's death. Changes in or deviations from the assumptions used in the calculation of the reserves for future policy benefits can significantly affect the levels of the Company's computed reserves and future results of operations.

     The liability for universal life-type and annuity products of $2,896.6 million at December 31, 2002 represents the accumulated contract values, without reduction for potential surrender charges. Additions to the reserves for universal life-type policies are required when their balances, in addition to anticipated future net cash flows, including investment income, are insufficient to cover anticipated future benefits and expenses.

       Front-end contract charges on universal life-type policies and annuities are deferred as unearned policy revenues and amortized into policy revenues over the term of the policies. The amortization of the unearned policy revenue liability is determined in the same manner as the amortization of deferred policy acquisition costs on the same policies.

Contingencies

     The Company follows the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Loss Contingencies." SFAS No. 5 requires the Company to evaluate each contingent matter separately. The evaluation is a two step process: determining a likelihood of loss, and, if a loss is probable, developing an estimate of the potential range of loss. The Company establishes liabilities for these contingencies at its "best estimate," or, if no one amount within the range of possible losses is more probable than any other, the Company records an estimated liability at the low end of the range of possible losses. The majority of contingencies currently being evaluated by the Company relate to litigation, which is inherently difficult to evaluate and is subject to significant changes. See Item 3, "Legal Proceedings" in this Form 10-K for a discussion of the Company's significant litigation.

     The Company's other significant accounting policies do not involve the same level of estimation and management judgment as those described above. These accounting policies are described in note 1 to the Company's consolidated financial statements included in this Form 10-K.

RESULTS OF  OPERATIONS

     General

     The table below sets forth the Company's liabilities as of December 31 of each of the last three years (in millions):

                                                                  2002              2001             2000
                                                                  ----              ----             ----
Life Insurance Operations
Policyholder account balances:
   Universal life-type                                         $ 1,460.1        $ 1,456.2         $ 1,433.7
   Annuities                                                       367.0            373.6             424.6
Reserves for future policy benefits                                815.0            805.2             819.9
                                                               ---------        ---------         ---------
                                                               $ 2,642.1        $ 2,635.0         $ 2,678.2
                                                               =========        =========         =========

                                                                  2002              2001             2000
                                                                  ----              ----             ----
Asset Accumulation Operations
Policyholder account balances:
   Universal life-type                                         $    63.7        $    53.6         $    42.3
   Annuities                                                     1,005.9            846.5             723.1
Reserves for future policy benefits                                  6.6              6.1                -
                                                               ---------        ---------         ---------
                                                               $ 1,076.2        $   906.2         $   765.4
                                                               =========        =========         =========

     The following table summarizes the Company's sales in terms of collected first year premiums over the three-year period ended December 31, 2002 (in millions):

                                                                  2002              2001             2000
                                                                  ----              ----             ----

Life insurance premiums                                        $    45.4        $    49.2         $    42.7
Annuity premiums                                                   223.3            158.1             199.5
                                                               ---------        ---------         ---------
                                                               $   268.7        $   207.3         $   242.2
                                                               =========        =========         =========

     As shown in the above tables, the Company's growth over the last two years has primarily occurred in its asset accumulation operations segment. This growth has been derived from a combination of new sales and renewal premiums on annuity products. The reserve balances in the Company's life insurance operations segment, with the exception of the annuities, have remained fairly constant during the last two years; the Company has been able to issue sufficient new business to offset the surrenders, maturities and lapses in its older blocks of business.

     Adoption of SFAS No. 133

     The  Company   adopted  SFAS  No.  133,   "Accounting  for  Derivative
Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $0.8 million in earnings to record all of its derivatives on the balance sheet at fair value.

     The Company's equity-indexed annuity products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in external indices over a one or two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and the applicable external index value. The Company has the discretion to change the participation rate at the beginning of each index period, subject to any contractually-guaranteed minimums.

       SFAS No. 133 requires each deposit relating to these equity-indexed annuities to be divided into two components: an embedded derivative component and a host contract component. The embedded derivative component represents the value of the policyholder's right to receive interest credits over the life of the policy. The host contract component represents the amount of each premium not allocated to the embedded derivative component. The Company records the changes in the values of the embedded derivatives in current earnings as a component of policyholder benefits. The host contract accretes interest at a rate sufficient to produce the maturity value of the host contract over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the Company's consolidated statement of income.

     The Company manages its exposure to changes in the fair value of equity-indexed annuity embedded derivatives by purchasing exchange-traded and over-the-counter indexed call options and futures contracts on the same external index. Neither these assets nor the related equity-indexed annuity embedded derivatives are eligible for hedge accounting treatment under SFAS No. 133. The Company recognizes the change in fair values of these assets as a component of net investment income on its consolidated statement of income.

     The adoption of SFAS No. 133 during 2001 had a significant impact on the comparability of 2001 income statement components versus 2000. The impact on individual income statement components is addressed in the discussion of the results for the year ended December 31, 2001 below.

     Segment Results

     Revenues and income before income taxes for each of the three years in the period ended December 31, 2002 for the Company's operating segments, as defined by SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise," are summarized as follows (in millions):

                                                 Life Insurance                   Asset Accumulation
                                                   Operations                         Operations
                                         -------------------------------    -------------------------------

                                           2002       2001      2000          2002       2001      2000
                                           ----       ----      ----          ----       ----      ----

Revenues                                   $372.6     $362.4    $380.3         $73.5      $63.0     $57.8
Income (loss) before income
   taxes                                     46.3       51.0      46.8          10.2       (1.4)     10.6

     Prior to 2002, the Company reported a non-life insurance investments segment, which included real estate investment properties and other non-life insurance investments. The Company has determined that the investments that comprised this segment are no longer significant enough to warrant reporting it as a separate segment. All periods presented have been restated to include these investments with the other reconciling items.

     Life insurance operations. Income before income taxes in the Company's life insurance operations segment decreased $4.7 million, or 9.2%, to $46.3 million for the year ended December 31, 2002 from $51.0 million for the year ended December 31, 2001. The primary reason for the decrease in profits in 2002 was an increase in amortization expense from 2001 to 2002. Revisions to estimates of future gross profits resulted in adjustments to the Company's deferred policy acquisition costs and the cost of business acquired that decreased amortization expense by $3.5 million in 2002 and $21.5 million in 2001. The most significant revision to estimated gross profits in 2001 occurred as a result of changes in estimated policy revenues and policy benefits to reflect the impact of the settlement of litigation in which the Company was a defendant. Also during 2002, the Company recorded amortization expense, net of the amortization of the unearned policy revenue liability, of $3.7 million resulting from realized gains on bonds. Partially offsetting the increase in amortization expense in 2002 were lower increases in policy reserves and lower other policyholder benefits in 2002 compared to 2001 and a decrease in death benefits in 2002 compared to 2001. The increase in policy reserves and other policyholder benefits was $9.1 million lower in 2002 than in 2001, primarily associated with the same policies subject to the litigation settlement discussed above. Death benefits decreased $3.4 million in 2002 compared to 2001.

     Income before income taxes in the Company's life insurance operations segment increased $4.2 million, or 9.0%, to $51.0 million for the year ended December 31, 2001 from $46.8 million for the year ended December 31, 2000. The primary reason for the increase in profits in 2001 was a decrease in amortization expense from 2000 to 2001. Revisions to estimates of future gross profits resulted in adjustments to the Company's deferred policy acquisition costs and the cost of business acquired that decreased amortization expense by $21.9 million in 2001 and increased amortization expense by $6.6 million in 2000. The most significant revision to estimated gross profits in 2001 occurred as a result of changes in estimated policy revenues and policy benefits to reflect the impact of the settlement of litigation in which the Company was a defendant. Partially offsetting the decrease in amortization expense in 2001 was a larger increase in policy reserves in 2001, a $7.0 million increase in death benefits, net of reserves released on traditional death benefits, from 2000 to 2001 and lower profits on the Company's preneed business in 2001 that resulted from adverse lapse experience. The increase in policy reserves was $13.0 million higher in 2001 compared to 2000, primarily associated with the same policies subject to the litigation settlements discussed above.

     Asset accumulation operations. Income before income taxes in the Company's asset accumulation operations segment increased $11.6 million, to income of $10.2 million for the year ended December 31, 2002 from a loss of $1.4 million for the year ended December 31, 2001. The improvement in profits in this segment in 2002 resulted from a decrease in amortization expense in 2002, an increase in net investment income in 2002, and reduced commission expense in 2002, partially offset by an increase in interest credited on policyholder funds in 2002. Revisions to estimates of future gross profits resulted in adjustments to the Company's deferred policy acquisition costs and cost of business acquired that decreased amortization expense by $3.0 million in 2002 and increased amortization expense by $3.1 million in 2001. The most significant revision to estimated gross profits in 2001 occurred as a result of changes in estimated policy benefits, including revisions made pursuant to the anticipated impact of the settlement of litigation in which the Company was a defendant. Investment income increased $8.5 million in 2002 compared to 2001 due to higher levels of policyholder account balances in 2002. Commission expense was $2.3 million lower in 2002 than 2001, primarily due to $1.4 million of expense accrued for commission bonus plans in 2001. Partially offsetting these increases in income was a $3.6 million increase in interest credited on policyholder funds in 2002 compared to 2001, resulting from an increase in the levels of policyholder funds, partially offset by a decrease in the rate of interest credited to policyholder funds in 2002.

     Income before income taxes in the Company's asset accumulation operations segment decreased $12.0 million, to a loss of $1.4 million for the year ended December 31, 2001 from income of $10.6 million for the year ended December 31, 2000. The reduction in profits in 2001 primarily resulted from an increase in amortization expense in 2001, a decrease in surrender charge income in 2001 and an increase in commission expense in 2001. Revisions to estimates of future gross profits resulted in adjustments to the Company's deferred policy acquisition costs and cost of business acquired asset that increased amortization expense by $3.1 million in 2001 and decreased amortization expense by $5.5 million in 2000. The most significant revision to estimated gross profits in 2001 occurred as a result of changes in estimated policy benefits, including revisions made pursuant to the anticipated impact of the settlement of litigation in which the Company was a defendant. Surrender charge income decreased $1.5 million from 2000 to 2001 due to a reduction in the levels of annuity surrenders in 2001. Commission expense was $1.4 million higher in 2001 than 2000, primarily due to $1.4 million of expense accrued for commission bonus plans in 2001.

     The difference between the segment revenues and income before income taxes shown above and the amounts reported in the Company's consolidated financial statements appearing elsewhere in this Form 10-K result from items not allocated to specific segments. The significant reconciling items that are not allocable to a segment are:

  o      interest expense,
  o      a portion of net investment income,
  o      a portion of operating expenses, and
  o      net realized investment gains and losses.

     The net loss from reconciling items decreased $0.9 million, or 2.7%, to $31.8 million for the year ended December 31, 2002 from $32.6 million for the year ended December 31, 2001. The improvement from 2001 to 2002 resulted primarily from significant cost savings in 2002 resulting from the Company's decision in the third quarter of 2001 to cease operations of a subsidiary that provided administration for retirement and cafeteria plans to school districts and to relocate the Company's Austin operations to its Kansas City and Dallas locations. These savings were partially offset by realized investment losses of $7.3 million in 2002 compared to realized gains of $1.9 million in 2001.

     The net loss from reconciling items decreased $2.4 million, or 6.9%, to $32.6 million for the year ended December 31, 2001 from $35.0 million for the year ended December 31, 2000. The improvement from 2000 to 2001 resulted from net realized investment gains of $1.9 million in 2001 compared to net realized investment losses of $4.7 million in 2000, continued improvement in the reduction of operating expenses from 2000 to 2001, partially offset by $9.9 million of restructuring expenses related to the Company's decision in 2001 to exit the administration business described above and to relocate the Company's Austin operations to its Kansas City and Dallas locations.

     Consolidated Year to Year Comparisons

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Overview. Income before cumulative effect of a change in accounting principle increased $7.4 million, or 65.5%, to $18.7 million for the year ended December 31, 2002 from $11.3 million for the year ended December 31, 2001. The primary reasons for the increase in profits in 2002 compared to 2001 were restructuring expenses recorded in 2001 and a reduction in other operating expenses in 2002. The increase in profits in 2002 is also the result of lower increases to policy reserves in 2002 and a decrease in death benefits, net of reserves released on traditional death benefits, in 2002. Partially offsetting these increases to income was an increase in amortization expense in 2002 resulting from retrospective adjustments to deferred policy acquisition costs and cost of business acquired due to revised estimates of future gross profits on the Company's universal life-type and annuity products recorded in 2002 and 2001. The Company also recorded net realized investment losses in 2002 versus net realized investment gains in 2001.

     Premiums and policy revenues. Premiums and policy revenues increased $13.2 million, or 6.4%, to $220.1 million for the year ended December 31, 2002 from $206.9 million for the year ended December 31, 2001. The primary reasons for this increase in premium and policy revenues were increases in policy revenues from interest-sensitive life and annuity products of $11.1 million and an increase in premiums from the Company's preneed and final expense policies of $2.1 million. During 2001, the Company revised its estimate of future gross profits on certain interest-sensitive life insurance policies, which had the effect of increasing its unearned policy revenue liability at December 31, 2001. Consequently, revenue arising from amortization of this larger unearned policy revenue liability increased in 2002. Also during 2002, the Company recorded $2.2 million of additional policy revenue from amortization of the unearned policy revenue liability resulting from realized gains on bonds.

     The Company's decision in early 2003 to discontinue selling its preneed whole life insurance products will have the effect of reducing premium revenue in 2003 as compared to 2002. However, policyholder benefits associated with these same products will experience a comparable decline. As a result, the decision to discontinue these sales should not have a material impact on the Company's results of operations.

     Net investment income. Net investment income increased $1.9 million, or 0.9%, to $210.0 million for the year ended December 31, 2002 from $208.1 million for the year ended December 31, 2001. Net investment income for the years ended December 31, 2002 and 2001 was comprised of the following (in millions):

                                                   2002                     2001
                                                   ----                     ----
Fixed maturities                                 $    149.1               $    144.7
Mortgage loans                                         21.2                     20.7
Policy loans                                           10.5                     10.2
Reinsurance funds held by reinsurer                    45.1                     48.7
Derivatives                                           (19.6)                   (18.4)
Other, net of investment expenses                       3.7                      2.2
                                                 ----------               ----------
     Net investment income                       $    210.0               $    208.1
                                                 ==========               ==========

     Income from fixed maturities investments increased $4.4 million in 2002 as compared to 2001 due primarily to the Company's larger investment balances in 2002 as compared to 2001. The Company's investment balances increased in 2002 as a result of the overall growth in the Company's business. Partially offsetting the increase in investment income from fixed maturity securities was a $3.6 million decrease in 2002 in investment income earned on reinsurance funds held by reinsurer, due to a decrease in the amount of funds held by reinsurer. The decrease in reinsurance funds held by reinsurer was consistent with the decrease in liabilities related to these reinsurance funds.

     The decrease in the fair value of the Company's call options and futures contracts was $1.2 million greater in 2002 than in 2001. The decreases in the fair value of these call options and futures contracts in both 2002 and 2001 were partially offset by the decline in fair value of the embedded derivative component of the Company's equity-indexed annuity liabilities, which is recorded as a reduction to policyholder benefits and referred to below under "Policyholder benefits."

     Net realized investment gains and losses. Net realized investment losses increased $9.2 million, to a loss of $7.3 million for the year ended December 31, 2002 from a gain of $1.9 million for the year ended December 31, 2001. Net realized investment gains (losses) for the years ended December 31, 2002 and 2001 were derived from sales, market value adjustments or impairment write-downs of the following (in millions):

                                                                    2002                     2001
                                                                    ----                     ----
Fixed maturity securities                                         $    1.8                 $   (4.4)
Trading securities, net of short sale obligations                     (7.1)                     2.2
Equity securities                                                     (8.1)                     4.6
Other investments                                                      6.1                     (0.5)
                                                                  --------                 --------
                                                                  $   (7.3)                $    1.9
                                                                  ========                 ========

     The increase in realized investment gains on fixed maturity securities in 2002 resulted from increases in gains on sales of fixed maturity securities, partially offset by an increase in impairment losses recorded by the Company in 2002. Realized investment losses in 2002 include losses on impairments deemed to be other than temporary of $9.3 million on fixed maturity securities and $3.6 million on equity securities. Realized investment losses in 2001 include losses on impairments deemed to be other than temporary of $2.1 million on fixed maturity securities. The Company also records changes in the market value of bonds classified as trading and short sale obligations as realized investment gains and losses. The increase in realized investment gains on other investments in 2002 resulted from the sales in 2002 of invested assets included in reinsurance funds held by reinsurer.

     Other income. Other income increased $1.3 million, or 18.3%, to $8.4 million for the year ended December 31, 2002 from $7.1 million for the year ended December 31, 2001. The reason for this increase was a $1.3 million gain on the repurchase of notes payable by the Company. The Company repurchased notes payable with an unpaid principal balance of $8.7 million and a carrying value of $6.4 million for a cash payment of $5.1 million.

     Policyholder benefits. Policyholder benefits decreased $8.3 million, or 3.2%, to $249.1 million for the year ended December 31, 2002 from $257.4 million for the year ended December 31, 2001. The primary reasons for the decrease in policyholder benefits in 2002 were a decrease in death benefits of $3.1 million and lower increases in reserves for future policy benefits. These decreases in policyholder benefits were partially offset by a $3.5 million increase in interest credited on policyholder funds due to the overall growth of the Company's universal life-type policies and annuities, and by decreases in the fair values of the embedded derivative component of the Company's equity-indexed annuity liabilities. As discussed above, a decrease in the fair value of the embedded derivative component is recorded as a reduction to policyholder benefits. The fair value of the embedded derivative component decreased $19.4 million in 2002 and $22.2 million in 2001.

     Commissions. Commission expense decreased $3.2 million, or 36.8%, to $5.5 million for the year ended December 31, 2002 from $8.7 million for the year ended December 31, 2001. The decrease in commission expense from 2001 to 2002 is due to higher amounts of nondeferrable commissions incurred in 2001. Additionally, the Company recorded an additional $1.4 million of expense accrual for commission bonus plans in 2001.

     Amortization expense. Amortization expense increased $27.3 million, or 63.6%, to $70.2 million for the year ended December 31, 2002 from $42.9 million for the year ended December 31, 2001. The primary reasons for the increase in amortization expense in 2002 were increases resulting from retrospective adjustments to deferred policy acquisition costs and the cost of business acquired and $7.4 million of amortization expense recorded in 2002 resulting from realized gains from the sales of fixed maturity securities supporting the Company's universal life-type and annuity liabilities.

     During both 2002 and 2001, the Company revised its estimates of the future gross profits on certain of its universal life-type and annuity products. The revisions in 2001 primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances, some of which resulted from the anticipated impact of settling litigation in which the Company was a defendant. As a result of these changes in estimates, the Company recorded retrospective adjustments to deferred policy acquisition costs and the cost of business acquired that reduced amortization expense in 2002 by $6.5 million and reduced amortization expense in 2001 by $18.4 million.

     Other operating expenses. Other operating expenses decreased $6.3 million, or 8.0%, to $72.2 million for the year ended December 31, 2002 from $78.5 million for the year ended December 31, 2001. The Company realized significant cost savings in 2002 as a result of the Company's decision to cease operations in the third quarter of 2001 of a subsidiary that provided administration for retirement and cafeteria plans to school districts and other clients. Partially offsetting the decreases in operating expenses in 2002 were approximately $0.8 million of expenses associated with the transition of the Company's Austin, Texas operations to its Kansas City, Missouri offices (see discussion of restructuring expenses below). These transition expenses were not eligible for inclusion in the exit costs recorded by the Company in 2001.

     Provision for income taxes. The provision for income taxes increased $0.3 million, or 5.3%, to $6.0 million for the year ended December 31, 2002 from $5.7 million for the year ended December 31, 2001. The effective tax rate was 24.5% in 2002 and 33.4% in 2001. The Company's effective tax rate in 2002 was lower than in 2001 due to a change in the estimate of the deferred tax liabilities.

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Overview. Income before cumulative effect of a change in accounting principle decreased $3.6 million, or 24.2%, to $11.3 million for the year ended December 31, 2001 from $14.9 million for the year ended December 31, 2000. The primary reasons for the decrease in profits in 2001 compared to 2000 were an increase in death benefits, net of reserves released on traditional death benefits, a decrease in surrender charge income on closed blocks of universal life and annuity business, and restructuring expenses recorded in 2001. These decreases in profits were partially offset by lower amortization expense in 2001 resulting from the revisions of estimates of the future gross profits on certain of its universal life-type and annuity products and a decrease in amortization expense in 2001 resulting from lower surrender charge income in 2001.

     Premiums and policy revenues. Premiums and policy revenues decreased $13.8 million, or 6.3%, to $206.9 million for the year ended December 31, 2001 from $220.7 million for the year ended December 31, 2000. The primary reasons for the decrease in premiums and policy revenues in 2001 were a $12.4 million decrease in premiums related to a decrease in the Company's in force traditional life insurance business and a $7.0 million reduction in surrender charge revenue. The decrease in surrender charge revenue in 2001 was a result of lower annuity surrenders in 2001. These decreases in premiums and policy revenues were partially offset by a $7.5 million increase in premiums on the Company's preneed policies in 2001.

     Net investment income. Net investment income decreased $15.5 million, or 6.9%, to $208.1 million for the year ended December 31, 2001 from $223.6 million for the year ended December 31, 2000. Net investment income for the years ended December 31, 2001 and 2000 was comprised of the following (in millions):

                                                             2001                     2000
                                                             ----                     ----
Fixed maturities                                           $    144.7               $    134.7
Mortgage loans                                                   20.7                     19.4
Policy loans                                                     10.2                     11.6
Reinsurance funds held by reinsurer                              48.7                     54.7
Derivatives                                                     (18.4)                      -
Other, net of investment expenses                                 2.2                      3.2
                                                           ----------               ----------
     Net investment income                                 $    208.1               $    223.6
                                                           ==========               ==========

     The reduction in net investment income in 2001 was primarily due to a $18.4 million decrease in the fair value of call options and futures contracts owned by the Company. The decrease in the fair value of these call options and futures contracts in 2001 was partially offset by the decline in the fair value of the embedded derivative component of the Company's equity-indexed annuity liabilities, which is recorded as a reduction to policyholder benefits. Also contributing to the decrease in net investment income in 2001 was a $6.0 million decrease in investment income earned on reinsurance funds held by reinsurer, due to a decrease in the amount of funds held by the reinsurer in 2001. The decrease in reinsurance funds held by reinsurer in 2001 was consistent with the decrease in the liabilities related to these reinsurance funds. Partially offsetting these decreases was a $10.0 million increase in investment income on fixed maturity securities in 2001, primarily due to the increased amount of fixed maturity securities owned by the Company in 2001 as compared to 2000.

     Net realized investment gains and losses. Net realized investment gains increased $6.6 million, to a gain of $1.9 million for the year ended December 31, 2001 from a loss of $4.7 million for the year ended December 31, 2000. The Company recorded losses on short sale obligations during the years ended December 31, 2001 and 2000 of $1.6 million and $8.3 million, respectively. During the years ended December 31, 2001 and 2000, the Company recorded realized gains on equity securities of $4.6 million and $8.6 million, respectively. The Company also recorded realized losses on fixed maturity investments of $0.6 million and $5.5 million, respectively, during the years ended December 31, 2001 and 2000. Realized investment losses in 2001 include losses on impairments deemed to be other than temporary of $2.1 million on fixed maturity securities.

     Other income. Other income decreased $3.7 million, or 34.3%, to $7.1 million for the year ended December 31, 2001 from $10.8 million for the year ended December 31, 2000. The primary reason for this decrease was a reduction in servicing revenue on blocks of business that have been permanently reinsured to other insurance companies.

     Policyholder benefits. Policyholder benefits decreased $3.8 million, or 1.5%, to $257.4 million for the year ended December 31, 2001 from $261.2 million for the year ended December 31, 2000. The primary reason for the decrease in policyholder benefits in 2001 was a $22.2 million decrease in the fair value of the embedded derivative component in the Company's equity-indexed annuity liabilities. As discussed above, a decrease in the fair value of the embedded derivative component is recorded as a reduction to policyholder benefits. This decrease was partially offset by a $8.3 million increase in death benefits, net of reserves released on traditional death benefits, in 2001. Also partially offsetting the decrease in policyholder benefits in 2001 were higher increases in reserves for future policy benefits, primarily associated with the same policies subject to the litigation settlement discussed above.

     Commissions. Commission expense increased $4.4 million, or 102.3%, to $8.7 million for the year ended December 31, 2001 from $4.3 million for the year ended December 31, 2000. The increase in commission expense in 2001 included an additional $1.4 million of expense accrued for commission bonus plans. In addition, commission expense was higher in 2001 as compared to 2000 due to the receipt in 2000 of approximately $1.5 million of nonrecurring reimbursements under reinsurance agreements, which reduced commission expense in 2000. These reimbursements were offset by higher ceded premiums on the same reinsurance agreements in 2000.

     Amortization expense. Amortization expense decreased $25.1 million, or 36.9%, to $42.9 million for the year ended December 31, 2001 from $68.0 million for the year ended December 31, 2000. The decrease primarily resulted from retrospective adjustments in 2001 to deferred policy acquisition costs and the cost of business acquired resulting from revisions of estimated future gross profits on blocks of universal life and annuity business. The revisions primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. Certain of these revisions resulted from the anticipated impact of settling litigation in which the Company was a defendant. As a result of these changes in estimates, the Company recorded retrospective adjustments during 2001 that increased the cost of business acquired asset by $21.4 million and decreased the deferred policy acquisition cost asset by $3.0 million, which had the effect of reducing amortization expense by $18.4 million in 2001.

     In addition, amortization expense decreased $5.6 million in 2001 as compared to 2000, primarily resulting from significantly lower levels of withdrawals in the Company's closed blocks of universal life and annuity policies during 2001 as compared to 2000. The decrease in amortization expense related to these blocks was partially offset by lower surrender charge revenue during 2001, as discussed above in "Premiums and Policy Revenues."

     Other operating expenses. Other operating expenses decreased $5.9 million, or 7.0%, to $78.5 million for the year ended December 31, 2001 from $84.4 million for the year ended December 31, 2000. Included in other operating expenses for the year ended December 31, 2001 was a $4.0 million increase in the allowance for receivables from agents that the Company has estimated to be uncollectible, $1.5 million of litigation costs and $0.8 million related to the costs of mailing notices to policyholders to comply with federal privacy regulations. The majority of the agent receivables deemed uncollectible were older balances on which related litigation was settled during 2001. Other operating expenses for the year ended December 31, 2000 included $5.6 million of costs associated with the settlement of lawsuits. The remaining $6.6 million net reduction in other operating expenses from 2000 to 2001 reflects the Company's continued efforts to reduce expenses and improve the efficiency of its operations.

     Restructuring expenses. During 2001, the Company made certain changes to its administrative and sales operations involved in the sale of insurance products to the tax-qualified market. Among other matters, the Company decided to relocate operations located in Austin to existing operations located elsewhere. Additionally, the Company decided to cease operations of PCA, a subsidiary that provided administration for retirement and cafeteria plans to school districts and other clients. Among the factors leading to these decisions was the settlement of litigation in which the Company had been a defendant. The relocation of the remaining Austin operations was completed in May 2002. In connection with these business decisions, the Company recorded a restructuring loss of $9.9 million in 2001 that consisted of several components. The Company determined that a portion of the goodwill related to these entities had become impaired. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4.7 million. The restructuring loss also includes $1.5 million representing the unamortized cost of software developed for use by these entities and exit costs of $0.9 million for expected severance payments to employees and for lease payments on the Austin office space beyond the date of the relocation. The remaining portion of the loss consisted of the operating expenses of PCA.

     Provision for income taxes. The provision for income taxes decreased $1.9 million, or 25.3%, to $5.7 million for the year ended December 31, 2001 from $7.6 million for the year ended December 31, 2000. The Company's effective tax rate was 33.4% in 2001 and 33.7% in 2000.

Financial Condition and Liquidity

     Liquidity. Americo has no operations of its own and relies on its subsidiaries for funds. Americo's cash requirements consist of debt service requirements on notes payable, amounts due to FHC under advisory and data processing agreements, its own operating expenses and cash dividends paid to FHC. These cash requirements are met by dividends from United Fidelity and by payments of principal and interest on surplus debentures that Americo holds, which were issued to it by United Fidelity. Americo also receives payments under investment advisory and data processing agreements with its insurance subsidiaries that permit Americo to recover substantially all of the amounts paid by it under similar agreements with FHC. On a stand-alone basis, at December 31, 2002, Americo had a total of $21.9 million of cash, marketable equity securities and fixed maturity securities available for debt service, current payables and other corporate requirements.

     Americo has outstanding $100.0 million aggregate principal amount of senior subordinated notes that it issued in 1993. These senior subordinated notes bear interest at 9.25% and mature in May 2005. They became redeemable at the option of Americo beginning in 1998 and are currently redeemable at par. Several of Americo's insurance subsidiaries owned a total of $8.5 million of the outstanding notes at December 31, 2002. On January 31, 2003, Americo Retirement Services, Inc., a subsidiary of Americo, purchased an additional $7.0 million of the outstanding notes.

     In connection with the acquisition of The Victory Life Insurance Company in July 1995, Americo issued notes payable to the seller with face amounts aggregating $17.0 million. Of the $17.0 million face amount of notes payable issued to the seller, $5.0 million are scheduled to mature in 2015 and the remaining $12.0 million are scheduled to mature in 24 equal semi-annual installments, the first of which was due in 1995. On December 23, 2002, a subsidiary of Americo purchased the $5.0 million note due in 2015 and $6.0 million of the installment notes from the seller for $5.1 million, resulting in a gain of $1.3 million, which is included in other income in the consolidated income statement. The remaining installment note is recorded in the Company's consolidated financial statements net of $0.6 million unamortized discount, which assumes an effective rate of 11.5%.

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock to FHC in exchange for an equal number of shares of FHC cumulative preferred stock. Americo authorized a total of 2,000,000 shares of Series A Preferred Stock, which ranks senior to Americo's common stock as to dividends and liquidation rights. Americo's preferred stock and the FHC preferred stock each have a par value of $1.00 per share and a stated value of $100 per share. Cumulative annual dividends on Americo's preferred stock of 3.38% plus the three-month LIBOR rate are payable quarterly, either in cash or in additional shares of preferred stock. Cumulative annual dividends on FHC's preferred stock of 3.11% plus the three-month LIBOR rate are payable quarterly, either in cash or in additional shares of FHC preferred stock. Americo is required to redeem any outstanding shares of its Series A Preferred Stock on December 31, 2016 for $100 per share plus any unpaid dividends.

     During 2002, the Company paid dividends on its preferred stock of $7.2 million, consisting of 61,500 shares of newly issued preferred stock and $1.1 million of cash. During 2002, the Company received dividends on FHC preferred stock of $6.9 million, consisting of 61,500 shares of newly issued preferred stock and $0.7 million of cash.

     The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock and dividends received on the FHC preferred stock are both recorded directly to retained earnings.

     At December 31, 2002, Americo held four United Fidelity surplus debentures with an aggregate unpaid balance of $119.3 million. The terms of the surplus debentures have been established to provide for the payment of principal and interest to Americo in amounts sufficient to make timely payments on Americo's external debt obligations in accordance with their payment schedules. The maturity dates of the surplus debentures are as follows (in millions):

                       2003             $   16.9
                       2004                  0.8
                       2005                 91.7
                       2006                  1.0
                       2007                  1.0
                       2008                  1.1
                       2009                  1.2
                       2010                  0.6
                       2015                  5.0
                                        --------
                       Total            $  119.3
                                        ========

     The surplus debenture payment schedules have been approved by the Texas Department of Insurance. The surplus debentures contain restrictions that prevent United Fidelity from making principal and interest payments if the payments would reduce United Fidelity's statutory capital and surplus below an amount specified in the surplus debenture agreements. The most restrictive minimum capital and surplus requirement contained in the surplus debentures is $37.5 million. United Fidelity's capital and surplus at December 31, 2002 was $123.3 million. Any future payment of principal or interest on these surplus debentures will be limited by the ability of the subsidiaries of United Fidelity to pay dividends to United Fidelity and may be further limited by United Fidelity's RBC requirements.

     In order to meet its obligations under the surplus debentures, United Fidelity uses funds generated by its insurance operations and dividends from its insurance subsidiaries. The ability of the insurance subsidiaries to pay dividends is subject to regulatory restrictions. The insurance holding company statutes of Texas, the state in which Americo's insurance subsidiaries are domiciled, regulate payment of dividends by an insurance company to its parent. Generally, without the consent of the Texas Department of Insurance, an insurance company domiciled in Texas may not pay dividends to its parent in excess of the greater of (i) the insurer's prior year statutory net gain from operations, and (ii) 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Additionally, an insurance company domiciled in Texas is required to notify the Texas Department of Insurance prior to the payment of ordinary dividends. In addition, Americo Financial is considered commercially domiciled in California. As a result, Americo Financial is subject to similar regulations restricting its ability to pay dividends to United Fidelity under California law.

     Currently, Americo anticipates that the capital and surplus of United Fidelity will not be sufficient to allow United Fidelity to make the principal payments on its surplus debentures scheduled in 2005 while leaving adequate capital and surplus in its insurance subsidiaries to support their current and anticipated level of operations. As a result, Americo expects that it will need to refinance its senior subordinated notes prior to their scheduled maturity in 2005. If the Company refinances its senior subordinated notes, it will seek approval from the Texas Department of Insurance to amend the surplus debentures to extend their maturity dates.

     The principal sources of liquidity for the Company's insurance subsidiaries are premium and deposit receipts, net investment income received and net proceeds from investments that have been sold or matured or from mortgage loans that have been repaid. Cash flows from premiums received and investment income are generally sufficient to meet the subsidiaries' obligations, which consist of the payment of claims and benefits on insurance policies, purchases of investments and the payment of operating expenses. Although there is no intent to dispose of investments at this time, the Company's investments are predominantly in readily marketable securities.

     The Company believes that its investment portfolio will allow it to satisfy all existing contractual obligations to policyholders. At December 31, 2002, the Company's investment portfolio included the following investments classified as available for sale:

  o      $225.8 million of cash and short-term investments,
  o      $54.4 million of marketable equity securities,
  o $577.4 million of U.S. Treasury and government securities, mortgage-backed securities and asset-backed securities, and
  o      $1,159.2 million of corporate bonds classified as available for sale.

The Company believes these investments could be readily converted to cash.

     In connection with the Notzon litigation referred to under Item 3, "Legal Proceedings," on December 31, 2001, Americo Retirement Services, Inc. ("ARS"), a wholly-owned subsidiary of Americo, established a grantor trust (the "Trust") for the purpose of paying potential distributions to claimants arising from the Notzon litigation. The Trust was funded with FHC preferred stock contributed to ARS by Americo. If the dividends that the Trust receives on the FHC preferred stock are not sufficient to fund the Trust's obligations, the Trust is authorized to sell shares of the FHC preferred stock as necessary. FHC has a right of first refusal on any shares the Trust offers for sale. The Trust will exist until all such obligations for which it has been made responsible have been paid or expired. At such time, any assets remaining in the Trust will revert to ARS. The accounts of the Trust are included in the consolidated financial statements of the Company.

     During 2002, Americo paid quarterly cash dividends of $500,000 to FHC. The Company expects that comparable cash dividends will continue to be paid in the future.

     During 2002, FHC made a capital contribution to Americo, consisting of $30.0 million of cash. Americo in turn contributed this same $30.0 million to United Fidelity. The purpose of the capital contribution was to increase the capital and surplus of the insurance subsidiaries.

     Contractual Obligations. The following table summarizes the Company's long-term debt, operating lease and specified other contractual obligations at December 31, 2002 (in thousands):

                               Less Than    One to Three     Three to       More Than       Total
                               One Year         Years       Five Years     Five Years
  Long-term debt             $      346     $   92,166     $      833     $    1,341     $   94,686
  Operating leases                2,737          4,776          4,061          3,732         15,306
  Purchase obligation             7,508         14,654         14,334         21,165         57,661
                             ----------     ----------     ----------     ----------     ----------
  Total                      $   10,591     $  111,596     $   19,228     $   26,238     $  167,653
                             ==========     ==========     ==========     ==========     ==========

     The purchase obligation represents amounts payable under FHC's data processing contract with CSC. The contract contains variable pricing terms dependent on the number of policies administered by CSC's data processing system. The amounts shown in the table are based on the Company's best estimate of projected policy counts through the term of the contract.

     Financial condition. Stockholder's equity increased $63.7 million, or 25.2%, to $316.0 million at December 31, 2002 from $252.3 million at December 31, 2001. The increase in stockholder's equity in 2002 was the result of net income of $18.7 million, an increase in net unrealized investment gains of $17.4 million and a capital contribution from FHC of $30.0 million. These increases in stockholder's equity in 2002 were partially offset by cash dividends paid to FHC of $2.4 million in 2002, net of dividends received on FHC preferred stock. Net unrealized investment gains in 2002 were recorded due to an increase in the market value of the Company's available for sale fixed maturities and equity securities. See note 4 to the Company's consolidated financial statements included elsewhere in this Form 10-K for further discussion of the components of the change in net unrealized investment gains.

     Investment Portfolio. The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities, are as follows:

                                                                               December 31, 2002
                                                                                (in thousands)
                                                       ------------------------------------------------------------------

                                                                           Gross              Gross         Estimated
                                                         Amortized       Unrealized         Unrealized        Market
                                                            Cost           Gains              Losses          Value
Held to maturity:
   U.S. Treasury and government securities              $      1,710    $        229       $          -    $      1,939
   Public utility securities                                   7,068           1,041                  -           8,109
   Corporate securities                                      404,404          37,710               (709)        441,405
   Asset-backed securities                                     4,035             182                 (1)          4,216
   Mortgage-backed pass-through securities                    21,054           1,303                  -          22,357
   Collateralized mortgage obligations                       136,206           6,995               (131)        143,070
                                                        ------------    ------------       ------------    ------------
                                                             574,477          47,460               (841)        621,096
                                                        ------------    ------------       ------------    ------------
Available for sale:
   U.S. Treasury and government securities                   135,701           1,096               (244)        136,553
   Public utility securities                                  16,480           1,107                (46)         17,541
   Corporate securities                                    1,062,491          89,817            (10,601)      1,141,707
   Asset-backed securities                                   128,877           8,994             (3,675)        134,196
   Mortgage-backed pass-through securities                   123,608           6,071                (18)        129,661
   Collateralized mortgage obligations                       167,340           9,695                 (1)        177,034
                                                        ------------    ------------       ------------    ------------
                                                           1,634,497         116,780            (14,585)      1,736,692
                                                        ------------    ------------       ------------    ------------
Trading:
   Corporate securities                                       37,137           1,396                  -          38,533
                                                        ------------    ------------       ------------    ------------
     Subtotal, all fixed maturities                        2,246,111         165,636            (15,426)      2,396,321
                                                        ------------    ------------       ------------    ------------
Equity securities                                             42,502          20,571             (8,630)         54,443
                                                        ------------    ------------       ------------    ------------
     Total fixed maturities and equity securities       $  2,288,613    $    186,207       $    (24,056)   $  2,450,764
                                                        ============    ============       ============-   ============

     The Company believes it has a conservative investment philosophy. The credit quality of its portfolio is high with limited amounts of securities below investment grade.

     The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and Standard and Poor's and Moody's Investor's Service, Inc. ("Moody's") ratings at December 31, 2002 (in thousands):

                                                 Equivalent                                            Total
   Standard and Poor's            Moody's           NAIC       Held to      Available for             Carrying
        Rating (1)               Rating (1)      Rating (1)   Maturity (2)     Sale (3)   Trading (4)  Amount      Percentage
     -------------             -------------     ---------   -----------    -----------   --------   ----------    ----------
Investment grade:
AAA                                 Aaa              1       $   212,410   $   633,025  $     1,094  $   846,529         36.1
AA                             Aa1, Aa2, Aa3         1            52,014       124,719            -      176,733          7.5
A                               A1, A2, A3           1           272,800       446,363        9,631      728,794         31.0
BBB                          Baa1, Baa2, Baa3        2            12,395       428,281       27,808      468,484         19.9
                                                             -----------   -----------  -----------  -----------    ---------
Subtotal                                                         549,619     1,632,388       38,533    2,220,540         94.5

Non-investment grade:
BB or below                    Ba1 or below                       24,858       104,304            -      129,162          5.5
                                                             -----------   -----------  -----------  -----------    ---------

Total fixed maturity
  investments                                                $   574,477   $ 1,736,692  $    38,533   $2,349,702        100.0
                                                             ===========   ===========  ===========   ==========    =========

(1) The ratings set forth above are based on the ratings assigned by Standard and Poor's and Moody's. If Standard and Poor's ratings were unavailable, ratings assigned by Moody's were used. If ratings assigned by Standard and Poor's and Moody's were not equivalent, securities were categorized in this table based upon the rating assigned by Standard and Poor's. Bonds not rated by Standard and Poor's or Moody's are classified for the purpose of the table according to the rating assigned to them by the NAIC as follows:
     NAIC class 1 is included in the "A" rating; class 2 in "BBB" and classes 3 through 6, "BB or below".

(2) Carrying amount is amortized cost. The market value of held to maturity securities at December 31, 2002 was $621.1 million.

(3) Carrying amount is market value. The amortized cost of available for sale securities at December 31, 2002 was $1,634.5 million.

(4) Carrying amount is market value. The amortized cost of trading securities at December 31, 2002 was $37.1 million.

     The Company's policy is to maintain a diversified investment portfolio in order to minimize concentration of risk associated with an individual industry sector. The following table sets forth the Company's government and corporate fixed maturity securities by industries that represent 4% or more of the total portfolio at December 31, 2002:

                                                         Total Carrying
     Sector:                                                 Amount           Percentage
                                                          -------------       ----------
                                                         (in thousands)
     Banks and savings and loans                         $     212,188            13.0%
     Government                                                160,510             9.8
     Food, beverage and tobacco                                114,849             7.0
     Transportation                                            114,833             7.0
     Gas distribution                                           80,282             4.9
     Household/consumer products                                79,605             4.9
     Insurance                                                  76,868             4.7


     The Company's invested assets include a portfolio of marketable equity securities with a carrying value of $54.4 million at December 31, 2002. The only common stock holdings which represented more than 10% of the Company's marketable equity securities at December 31, 2002 were $24.2 million of common stock of DST Systems, Inc. and $5.8 million of common stock of Altria Group, Inc.

     The Company regularly reviews its investment securities to determine if declines in market value below cost are other than temporary. See "Critical Accounting Policies and Estimates" section included elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding other than temporary impairments. Included in 2002 net realized investment losses were write-downs for other than temporary impairments on fixed maturity securities and equity securities totaling $12.9 million. Write- downs on fixed maturities totaled $9.3 million, consisting of impairments in the communication and technology sector of $7.0 million, the energy sector of $1.0 million and asset-backed retail franchise lending securities of $1.3 million. Impairment losses on equities in 2002 included $2.5 million on communication and technology sector common stocks and $1.1 million on energy sector common stocks.

     At December 31, 2002, $464.0 million, or 14.7%, of the Company's invested assets and cash were invested in mortgage-backed securities ("MBS"). Approximately 75% of the MBS portfolio consists of securities or pools of securities either guaranteed by the U.S. government, including those issued by Government National Mortgage Association, or those issued by a government-sponsored agency such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. The remaining 25% of the MBS portfolio was invested in securities collateralized by whole loans, either "pass-through" obligations or collateralized mortgage obligations ("CMOs").

     The following table sets forth the amortized cost and estimated market value of the Company's MBS portfolio at December 31, 2002 (in thousands):

                                                 Held to Maturity              Available for Sale
                                            ---------------------------    ---------------------------

                                                            Estimated                      Estimated
                                             Amortized       Market          Amortized      Market
                                                Cost          Value            Cost          Value
                                                ----          -----            ----          -----
Pass-through agency securities               $   21,054    $   22,357       $  123,608    $  129,661

Collateralized mortgage obligations:
   Sequential class                              54,809        57,263          141,095       149,304
   Planned amortization class                    14,302        15,158           10,675        11,074
   Very accurately defined maturity              61,539        64,515            6,583         6,982
   Other                                          5,556         6,134            8,987         9,674
                                             ----------    ----------       ----------    ----------
                                                136,206       143,070          167,340       177,034
                                             ----------    ----------       ----------    ----------
     Total securities                        $  157,260    $  165,427       $  290,948    $  306,695
                                             ==========    ==========       ==========    ==========


     The primary risk associated with the Company's MBS portfolio is that a changing interest rate environment might cause prepayment of the underlying mortgages at prepayment rates different than anticipated at the time of their purchase. Increases in prepayment speeds, which typically occur in a decreasing interest rate environment, generally increase the rate at which discount is accreted and premium is amortized into income. Decreases in prepayment speeds, which typically occur in an increasing interest rate environment, generally slow down the rate at which these amounts are recorded into income. The degree to which a security is at risk to either increases or reductions in yield is influenced by the difference between the Company's carrying value of the security and its par value, the relative sensitivity of the underlying mortgages to prepayment in a changing interest rate environment and the repayment priority of the securities in each securitization structure.

     The Company manages the yield and cash flow variability of its MBS portfolio by:

  o purchasing securities backed by collateral with lower prepayment sensitivity (such as mortgages priced at a discount to par value),
  o avoiding the purchase of securities whose values are heavily influenced by changes in prepayments (such as interest-only and principal-only securities), and
  o  purchasing securities with prepayment protected structures.

At December 31, 2002, the Company's MBS portfolio included $131.3 million of single property agency pass-through securities and CMOs with prepayment protection, which economically protects the Company in the event of prepayments. See note 4 to the Company's consolidated financial statements included in this Form 10-K for a summary of the Company's investments in CMOs.

     At December 31, 2002, the Company's investment portfolio included $288.2 million of mortgage loans, which were collateralized primarily by multi-family apartments, office buildings and retail properties located in 28 states. Approximately 27% of the portfolio consisted of multi-family apartments, 23% consisted of office buildings, 27% consisted of industrial properties and 23% consisted of other types of properties. At December 31, 2002, approximately 18% of the Company's mortgage loan portfolio was secured by properties in Missouri, 12% by properties in Texas and 11% by properties in Florida. No more than 10% of the remaining portfolio was secured by properties in any one state.

     At December 31, 2002, 1.4% of the Company's mortgage loan portfolio consisted of loans with balloon payments that mature before January 1, 2004. At December 31, 2002, only one mortgage loan, representing 0.03% of the portfolio, was delinquent by more than 90 days. There were no loans foreclosed upon and transferred to real estate owned in the Company's consolidated balance sheet at December 31, 2002. The Company's favorable default experience is principally attributable to the Company's selectivity in the mortgage loans acquired in connection with the Company's acquisitions of its life insurance subsidiaries and in its origination of new mortgage loans. In light of the current interest rate environment, the Company may experience prepayments on its mortgage loan portfolio, thus reducing its yield on such portfolio. However, approximately 85% of the Company's mortgage loan portfolio has call protection in the form of U.S. Treasury make-whole yield maintenance features, which also benefit from a minimum prepayment premium of 1% in the absence of a true make-whole gap. Of that portion of the Company's mortgage loan portfolio without call protection, a portion, or 6% of the total portfolio, consists of floating rate loans that feature a fixed-rate conversion option that, when exercised, converts to a make-whole yield maintenance prepayment option. The remaining 9% of the portfolio without call protection consists of fixed-rate loans that are currently open to prepayment at par. The Company plans to continue applying its historical underwriting standards to future investments in mortgage loans.

     At December 31, 2002, the Company's invested assets included $183.1 million of policy loans on life insurance and annuity policies. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values.

     Real estate investments made up 0.8% of the carrying value of the Company's cash and invested assets at December 31, 2002.

     Litigation. Americo and its subsidiaries are named in numerous pending actions as more fully described in Item 3, "Legal Proceedings". The plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, and these amounts could be large. There can be no assurance that any one or more of these matters, if adversely determined, will not exceed amounts provided for in the Company's consolidated financial statements or will not have a material adverse effect on the financial condition of the Company.

     Because of the restrictions described above under "Financial Condition and Liquidity-Liquidity" that are applicable to surplus debentures and the restrictions on dividends to parents imposed by insurance holding company statutes, a materially adverse outcome in the litigation referred to above could affect the ability of one or more of the Americo's insurance subsidiaries to pay dividends or, in the case of United Fidelity, to make payments under its surplus debentures to Americo. Further, if an insurance subsidiary suffers a materially adverse outcome, the Company might need to contribute capital to the subsidiary so that it could continue to maintain applicable statutory surplus and risk-based capital requirements. See "Business-Regulation-General Regulation" and "Business-Regulation-Risk-Based Capital Requirements". Because Americo is a holding company whose own cash and cash equivalents are limited, Americo might have to dispose of some of its assets to address a significant judgment suffered by it or one of its subsidiaries. Also, a material adverse outcome could affect the ratings that Americo's subsidiaries receive from rating agencies, which could affect their ability to compete. See "Business-Competition and Ratings".

Asset-Liability Management

     The Company is aware that prevailing interest rates may shift significantly and has strategies in place to manage either an increase or decrease in interest rates. In a rising interest rate environment, the Company's cost of funds would increase over time as it prices its new and existing interest-sensitive and investment products to maintain generally competitive market rates. The Company would seek to invest new and renewal premiums in investments that are high yielding and generally correspond to the duration of its liabilities. The Company believes that liquidity to fund withdrawals would be available through a combination of incoming cash flow, the sale of short-term or floating-rate instruments and maturing short-duration assets; therefore, the Company could avoid the sale of significant amounts of longer duration fixed-rate assets in an unfavorable fixed income market. In a declining interest rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its interest-sensitive liabilities. However, the Company's interest-sensitive liabilities generally carry minimum interest guarantees of 3% on annuities and 3.5% to 4.5% on life insurance, and therefore, the rates at which the Company is required to credit interest to policyholders' accounts may not decline as much as the interest yield on the Company's invested assets. At December 31, 2002, $1,049 million of the Company's policyholder accounts were for policies on which the current interest-crediting rate was equal to the minimum guaranteed rate under the policy. In addition, redemptions of callable fixed-rate investments would likely increase in a declining interest rate environment, causing the Company to reinvest funds at lower yields. To mitigate this risk, the Company has reduced its investment in callable securities. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.

     Asset-liability management is utilized by the Company to reduce the risks to the Company from interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate reasonably predictable yields in a variety of interest rate environments. The Company's portfolio strategy is constructed with a view to achieving adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability management, liquidity and safety. The Company has structured its investment portfolio to reduce changes in the value of the assets under various interest rate environments. In this regard, the percentage of the Company's fixed-rate investment portfolio that is non-callable has increased from 44% in 1995 to 74% in 2002. In addition, the portfolio's concentration in mortgage-backed securities and asset-backed securities, which are subject to cash flow variability in changing interest rate environments, has decreased from 38% in 1995 to 26% in 2002. See "Investment Portfolio" section included elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to the Company's investments.

     To reduce the probability of unexpected increases in policy or contract surrenders, which would create a need for increased liquidity, the Company has structured its interest-sensitive life insurance and annuity products to include substantial surrender charges. At December 31, 2002, approximately 62% and 93% of the reserves for the Company's interest-sensitive life insurance and annuity products, respectively, were for policies with surrender charges or otherwise not subject to discretionary withdrawal by the policyholder. Similarly, at December 31, 2002, the aggregate cash surrender values of the Company's interest-sensitive life insurance and annuity products were approximately 88% and 90%, respectively, of the aggregate policyholder fund value.

     As part of its asset-liability management process, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under various interest rate scenarios. With the results of these computer-generated simulations, the Company can measure the potential gain or loss in the fair value of its interest-rate sensitive assets and liabilities and seek to protect its economic value. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the effective durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 2002, the Company's assets had an effective duration of 5.3 and its liabilities had an effective duration of 5.5. If interest rates were to decrease 10% from December 31, 2002 levels, the increase in the value of the Company's assets would exceed the increase in the value of the Company's liabilities by approximately $1.3 million.

Equity-Indexed Annuities and Derivatives

     The Company's equity-indexed annuity products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in external indices over a one or two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and the applicable external index value. The computation of the interest credit is based upon either a one or two year point-to-point calculation or upon a monthly averaging of the applicable index over a one-year period. Some of the Company's equity-indexed annuities allow the policyholder to select a fixed rate for some or all of the account balance. The Company may change the participation rate at the beginning of each index period, subject to any contractually-guaranteed minimums. Some of the products have an additional fee, ranging from 1% to 3%, which is deducted from the interest to be credited. In addition, some products apply an overall maximum limit, or cap, on the amount of interest credits that the policyholder may earn in any one index period. The minimum guaranteed contract values of the Company's equity-indexed annuities are equal to 75% to 90% of the deposits collected plus interest credited at an annual rate of 3% on a cumulative basis.

     The Company manages its exposure to changes in the fair value of equity-indexed annuity embedded derivatives by purchasing exchange-traded and over-the-counter indexed call options and futures contracts on the same external index. Profitability on the portion of the equity-indexed annuity products tied to market indices is significantly impacted by the difference between the interest earned on investments and the sum of (1) the cost of underlying call options or futures contracts purchased to match the returns owed to policyholders and (2) the minimum interest guarantees owed to the contract holder, if any. The Company manages the cost of the call options and futures contracts through the terms of the equity-indexed annuities, which permit adjustments to the participation rates, fees or caps, subject to contractually-guaranteed minimums.

     The Company uses computer-generated simulations to evaluate how effectively it has managed the risk associated with these derivatives. The Company regularly generates hundreds of different interest rate and equity return scenarios to measure the effectiveness of its hedging program.

Effects of Accounting Pronouncements

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

     SFAS No. 142 supersedes the previously-issued accounting guidance for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For all other goodwill and intangible assets, the amortization provisions were effective upon adoption of SFAS No. 142. The impairment provisions of SFAS No. 142 were effective upon adoption of the statement. Adoption of SFAS No. 142 was required as of the beginning of fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a significant effect on the Company's consolidated financial position or results of operations.

     The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in August 2001 and SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" in June 2001. SFAS No. 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred. The liability is initially measured at fair value and the cost is capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company does not own long-lived assets of the type that will generally create retirement obligations. Therefore, the adoption of SFAS No. 143 will not affect the Company's consolidated financial statements.

     SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations" operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of SFAS No. 144 did not have a significant effect on the Company's consolidated financial position or results of operations.

     The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 01-05 ("SOP 01-05") "Amendments to Specific AICPA Pronouncements for Changes Related to the NAIC Codification" in December 2001. SOP 01-05 amends SOP 94-5 "Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises" in response to the completion of the codification of statutory accounting principles for insurance companies. SOP 01-05 requires the disclosure of prescribed or permitted statutory accounting practice and the related effect on statutory surplus of using an accounting practice that differs from either state prescribed statutory accounting practices or NAIC codified statutory accounting principles. These disclosures are required beginning with financial statements issued for fiscal years ending after December 15, 2001. The Company adopted the disclosure requirements of SOP 01-05 in its December 31, 2001 consolidated financial statements.

     The AICPA issued Statement of Position No. 01-06 ("SOP 01-06") "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" in December 2001. The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. SOP 01-06 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's accounting practices for its lending activities were already consistent with the guidance contained in SOP 01-06. Therefore, adoption of SOP 01-06 did not have a significant effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds prior statements that required the classification of gains or losses from the extinguishment of debt as extraordinary. As a result, gains or losses from extinguishments of debt will be classified as extraordinary only if they meet existing accounting criteria. SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13 "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As permitted by the adoption provisions of SFAS No. 145, the Company applied the guidance regarding the classification of gains from extinguishment of debt to the repurchase of some of the Company's notes payable in December 2002. These gains were not determined to be extraordinary.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Consequently, the Company's consolidated financial statements for 2002 will not be affected by SFAS No. 146.

     In November 2002, the FASB issued Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective immediately. The Company has not issued any guarantees that are currently outstanding.

     In January 2003, the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements of FIN 46 are effective immediately. The Company does not expect FIN 46 to have a material impact on its consolidated financial position or results of operations.

     In February 2003, the Financial Accounting Standards Board's Derivatives Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded
Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate Risk and Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument," or DIG Issue B36. DIG Issue B36 applies to modified coinsurance and coinsurance with funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. Such arrangements in which funds are withheld by the ceding insurer cause the reinsurer to recognize a receivable from the ceding insurer as well as a liability representing reserves for the insurance coverage assumed under the reinsurance arrangements. The Company does have reinsurance agreements under which it recognizes investment income based upon the return of a specified block of invested assets held by a reinsurer. DIG Issue B36 considers the receivable from the reinsurer to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS No. 133. DIG Issue B36 is tentatively planned to be effective for quarters beginning after June 15, 2003. Currently, the Company does not account for such reinsurance receivables as having an embedded derivative which would be bifurcated and accounted for separately. The Company continues to evaluate the impacts of implementing DIG Issue B36; however, at this time, the Company is unable to estimate the effects on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are contained in the "Asset-Liability Management" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in
Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements for the three years ended December 31, 2002 and the related report of independent accountants thereon are set forth at pages F-2 to F-33 hereof and are incorporated herein by reference. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's directors and executive officers are as follows:

           Name                Age                Position

Michael A. Merriman            45     Chairman of the Board of Directors

Gary L. Muller                 56     President, Chief Executive Officer and Director

Timothy S. Sotos               54     Director

William T. Marden              42     Senior Vice President and Chief Operating Officer

Mark K. Fallon                 48     Senior Vice President of Investments,
                                      Chief Financial Officer and Treasurer

     Americo's current Board of Directors consists of three directors who are elected annually by FHC. The executive officers of Americo are elected by the Board of Directors from time to time, as it deems to be necessary or advisable, and are subject to removal by the Board.

     All executive decisions, including decisions concerning executive officer compensation, are made by the Board of Directors. No member of the Board receives any compensation for service on the Board, other than reimbursement for travel expenses.

Certain Information About Directors and Executive Officers

     Michael A. Merriman was elected Chairman of the Board of Americo, FHC and several of its subsidiaries effective November 1995. Previously, Mr. Merriman served as a director and officer of all these same entities. He is the brother-in-law of Timothy S. Sotos.

     Gary L. Muller has been President and Chief Executive Officer and a director of Americo since 1992. Mr. Muller has been a director and officer of FHC and of several of its subsidiaries, including all of Americo's insurance subsidiaries, since 1984.

     Timothy S. Sotos was elected as a director of Americo in November 1995. He also serves as a director of all of the insurance subsidiaries. He is the Chairman of the Board and Chief Executive Officer of Clinical Reference Laboratory, Inc., which is 80% owned by the Merriman family. He is the brother-in-law of Michael A. Merriman.

     William T. Marden became Senior Vice President and Chief Operating Officer of Americo in January 2003. Previously, he served as Senior Vice President - Administration from February 2001 to January 2003, and Vice President of Personnel Resources and Development from June 1997 until February 2001.

     Mark K. Fallon was appointed Treasurer of Americo in January 2003. He has been Senior Vice President and Chief Financial Officer of Americo since February 2001. In addition, he has served as Senior Vice President and Assistant Secretary - Investments of Americo and all of the insurance subsidiaries since November 1995. He served as Vice President - Investments of Americo and all of its insurance subsidiaries from April 1993 to November 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company for the three years ended December 31, 2002.

                                           Summary Compensation Table
                      Name and
                Principal Occupation                                  Annual Compensation           All Other
                --------------------                     Year        Salary          Bonus      Compensation (1)
                                                         ----        ------          -----      ----------------
Gary L. Muller                                           2002      $  462,000      $  350,000     $    5,771
President and Chief Executive Officer                    2001         462,000         250,000          5,561
                                                         2000         462,000         275,000          6,610

Michael A. Merriman                                      2002         363,000               -          5,771
Chairman of the Board of Directors                       2001         363,000               -          5,561
                                                         2000         363,000               -          6,680

Gary E. Jenkins (2)                                      2002         350,000         175,000          5,922
Executive Vice President                                 2001         300,000         200,000         56,222
                                                         2000         200,000         150,000          6,451

William T. Marden                                        2002         170,000         250,000          6,705
Senior Vice President and Chief Operating Officer        2001         160,000         125,000          6,479
                                                         2000         150,000         100,000          6,391

Mark K. Fallon (3)                                       2002         250,000         125,000          5,922
Senior Vice President of Investments,                    2001         225,000         125,000          6,221
  Chief Financial Officer and Treasurer                  2000               -               -              -



------------------------------------------------------

(1) Includes amounts contributed by the Company for the benefit of the person identified under the Company's Savings Plan (a 401(k) defined contribution plan) and Supplemental Accidental Death and Dismemberment coverage.

(2) Amount in 2001 includes $50,000 of compensation for a retroactive salary adjustment back to 2000. Gary E. Jenkins resigned as Executive Vice President effective January 22, 2003.

(3)  Mark K. Fallon was compensated solely by FHC in 2000.


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

     Neither Americo nor any of its subsidiaries offer a pension plan to its employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At March 23, 2003, the Company had outstanding 10,000 shares of common stock and 1,411,500 shares of Series A Preferred Stock, all of which were beneficially owned by FHC, whose principal executive offices are located at 300 West 11th Street, Kansas City, Missouri 64105 and whose phone number is (816) 391-2000. The Company's common stock is its only capital stock having voting powers.

     The following table sets forth certain information with respect to beneficial ownership of FHC's common stock by the directors and executive officers of Americo named in the summary compensation table under Item 11, "Executive Compensation" above.


    Title of Class                  Name of Beneficial Owners              Shares Beneficially        Percent
    --------------                  -------------------------                     Owned               of Clas
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

------------------------------

(1) Includes 40,000 shares held in irrevocable trust of Elaine A. Merriman for the benefit of Michael A. Merriman and Marybeth Merriman Sotos (the wife of Timothy S. Sotos), of which trust Michael A. Merriman is the sole Trustee with sole voting and investment power, and 9,000 shares held as Trustee for Jack D. Merriman, II, over which shares Michael A. Merriman has sole voting and investment power.

(2) FHC has an option to acquire 17,301 of these shares at a per share price of $188.

(3) Includes 40,500 shares owned by Marybeth Merriman Sotos and 9,300 shares held as Custodian for Maryelaine Sotos, Timothy J. Sotos and James P. Sotos, over which shares Timothy S. Sotos has sole voting and investment power.

     The Company has no compensation plans under which equity securities are authorized to be issued.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with FHC

     Americo or one of its subsidiaries has the following agreements with FHC or its affiliates, none of which may be deemed to be the result of arm's length negotiations between independent parties.

     Advisory Agreement. Americo appointed FHC to act as investment advisor on a non-exclusive basis to Americo and its wholly-owned insurance subsidiaries pursuant to an advisory agreement between Americo and FHC (the "Advisory Agreement"). Under the Advisory Agreement, as amended in 1999, FHC supervises and directs the composition of the investment portfolios of Americo and its insurance subsidiaries in accordance with their respective objectives and policies. For its services under the Advisory Agreement, FHC is paid in advance a quarterly fee based on the aggregate statutory book value of the investable assets of Americo and its subsidiaries as of the end of the prior fiscal quarter. Under this formula, the fee paid by Americo for the year ended December 31, 2002 was $4.2 million. FHC also is entitled to receive reimbursement for certain commissions, brokerage and other expenses incurred by it in the performance of its duties. Americo recovers most of the amounts paid to FHC under the Advisory Agreement from its insurance subsidiaries, subject to regulatory limitations. The Advisory Agreement provides that FHC will not be liable for any losses except for those resulting from willful misfeasance, bad faith or gross negligence, or from reckless disregard by FHC of its duties.

     Data Processing Services Agreement. Pursuant to a data processing services agreement (the "Data Processing Agreement") between FHC and Americo, as amended in 1999, FHC provides Americo and its insurance subsidiaries with record-keeping services for certain life insurance and annuity products. FHC is party to an agreement with CSC, a third-party vendor, which provides these services. Americo pays FHC an amount equal to the amount FHC pays to CSC plus amortization of FHC's development costs. The aggregate fee paid by Americo for the year ended December 31, 2002 under the Data Processing Agreement was $8.4 million. FHC also is entitled to reimbursement for its reasonable out-of-pocket expenses incurred in performing its obligations under the Data Processing Agreement. Americo is also a party to a separate data processing services agreement with its wholly-owned insurance subsidiaries wherein the subsidiaries agree to use the services FHC provides and to pay for them pursuant to a separate data processing services agreement (the "Subsidiary Data Processing Agreement"). Under the Data Processing Agreement, Americo agrees to indemnify FHC against liabilities arising out of, among other matters, actions taken by FHC under the agreement in good faith and with due diligence. Americo's subsidiaries have similar indemnification agreements with Americo under the Subsidiary Data Processing Agreement.

     Reimbursement of Expense Agreement. Americo and its subsidiaries have entered into a cost sharing agreement with FHC respecting air transportation expenses arising from the use of an airplane owned by a subsidiary of FHC. Under this agreement, each party pays the cost of any air transportation expenses that can be identified as incurred for its sole benefit, and expenses that cannot be so identified are allocated based on use. Americo and its subsidiaries incurred expenses of approximately $0.3 million under this agreement for the year ended December 31, 2002.

     FHC Lease. Americo's subsidiary, United Fidelity, owns a building in Kansas City, Missouri that is leased to and occupied by FHC. Under the terms of the lease, FHC pays $8,500 per month in rent and has an option to purchase the building for the greater of fair market value or its statutory carrying value. The Company believes that the rental charges under the lease are comparable to market rental values for comparable space and footage in the local market.

Other Transactions

     FHC, certain of its non-life insurance subsidiaries, and Americo and its insurance company subsidiaries, are parties to a tax sharing agreement under which tax savings and tax detriments inure to the party contributing the expense or other item that reduces or increases, as the case may be, the consolidated group's taxes from what they would have been had each member filed separately. The tax sharing agreement also provides that losses arising from filing the consolidated return are to be equitably divided among the parties in the same manner that they benefited from savings caused by filing a consolidated return.

     Americo leases office space and related parking facilities in buildings owned by Broadway Square Partners, LLP, a limited liability partnership in which one of the partners is SCOL, Inc, a Missouri corporation that is wholly-owned by members of the Merriman family. The aggregate amount paid by Americo, including rentals and expense reimbursement, under the lease to Broadway Square Partners, LLP in 2002 was approximately $1.5 million. The Company believes the terms of the lease are no less favorable to Americo than those offered to other unaffiliated tenants of the building.

     Subsidiaries of Americo paid approximately $0.5 million in 2002 to Clinical Reference Laboratory, Inc. ("Clinical"), a Kansas corporation that is controlled by the Merriman family and of which Timothy S. Sotos is Chairman of the Board. The amounts paid were for medical testing services performed for the Company's life insurance subsidiaries. The Company believes the rates paid were competitive with those charged by Clinical for similar services to unaffiliated insurance companies.

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock with a stated value of $100 per share to FHC in exchange for an equal number of shares of FHC cumulative preferred stock. During 2002, the Company paid dividends on its preferred stock of $7.2 million, consisting of 61,500 newly issued shares of preferred stock and $1.1 million of cash. The Company received dividends on the FHC preferred stock of $6.9 million, consisting of 61,500 shares of newly issued preferred stock and $0.7 million of cash. These transactions are more fully described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

     Americo's insurance subsidiaries own two $10.0 million senior subordinated notes issued by PFS Holding Company, a wholly-owned subsidiary of FHC. The notes carry interest rates of 9.35% and 9.25% and mature in March 2006 and April 2007, respectively.

ITEM 14.  CONTROLS AND PROCEDURES


     The Company's chief executive officer and chief financial officer, with the participation of the other members of the Company's management, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based upon this evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of such date, the Company's disclosure controls and procedures were effective in making them aware on a timely basis of the material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

2.1(i) Amendment No. 5 to the Automatic Coinsurance Reinsurance Agreement dated as of April 16, 1997 between Employers Reassurance Corporation and The Ohio State Life Insurance Company (incorporated by reference from Exhibit 2.1(i) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

2.1(j) Amendment No. 1 to the Escrow Agreement (Ohio State/Investors Guaranty Business) entered into as of May 2, 1997 between Employers Reassurance Corporation and Great Southern Life Insurance Company (incorporated by reference from Exhibit 2.1(j) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

2.1(k) Amendment No. 3 to the Investment Management Agreement (Ohio State/Investors Guaranty Business) dated as of April 16, 1997 between Registrant and Employers Reassurance Corporation (incorporated by reference from Exhibit 2.1(k) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

2.1(l) Stipulation of Termination of the Modified Coinsurance Agreement (Ohio State Business) dated as of April 16, 1997 between Great Southern Life Insurance Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 2.1(l) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

2.1(m)      Stipulation   of   Termination   of  the   Modified
            Coinsurance Agreement (Investors Guaranty Business) dated as of April 16, 1997 between Great Southern Life Insurance Company and Employers Reassurance Company (incorporated by reference from
            Exhibit 2.1(m) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

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

3.1         Restated Articles of Incorporation,  as amended December
            28, 2001, of the Registrant (incorporated by reference from Exhibit 3.1 to Registrant's Form 10-K (File No 33-64820) for the year ended December 31, 2001).

3.2 Bylaws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

3.3 Certificate of Designations of Series A Preferred Stock of Americo Life, Inc. dated December 21, 2001 (incorporated by reference from
            Exhibit 3.3 to Registrant's Form 10-K (File No 33-64820) for the year ended December 31, 2002).

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

4.2(a)      Form  of  Registrant's   $5,000,000  5  1/2%  Senior
            Subordinated Set-off Note due 2015 (incorporated by reference from Exhibit 4.1 (c) to Registrant's Form 8-K report (File No. 33-64820) dated as of July 10, 1995).

4.2(b)      Form of Registrant's $6,000,000 6 1/2% Senior Subordinated
            Note (No. VNO-1-R) due 2010. (Two identical notes (No. VNO-1-R and No. VNO-2-R) were issued in 1998 as replacements for notes originally issued on July 10, 1995. Pursuant to instruction 2 to Item 601 of Regulation S-K, only VNO-1-R is filed (incorporated by reference from Exhibit 4.1(d) to Registrant's Form 8-K report (File No. 33-64820) dated as of July 10, 1995).

4.3 Amended and Restated Surplus Debenture No. 004, dated December 1, 2001, as amended, in the amount of $57,760,000 made by United Fidelity Life Insurance Company (successor by merger to FHC Life Insurance Company) to the Registrant (incorporated by reference from Exhibit 4.4 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 2001).

4.4 Amended and Restated Surplus Debenture No. 005, dated December 1, 1999, in the amount of $18,000,000, made by United Fidelity Life Insurance Company (successor by merger to FHC Life Insurance Company) to the Registrant (incorporated by reference from Exhibit 4.5 to Registrant's Form 10-K report (File No. 33-64820) for the year ended December 31, 1999).

4.5 Amended and Restated Surplus Debenture No. 006, dated December 1, 1999, as amended, in the amount of $16,125,753, made by United Fidelity Life Insurance Company to Registrant (incorporated by reference from Exhibit 4.6 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1995).

4.6* Amended and Restated Surplus Debenture No. 007, dated January 1, 2002, in the amount of $28,158,000, made by United Fidelity Life Insurance Company payable to the Registrant.

4.7 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the Registrant and its subsidiaries have been omitted but will be furnished to the Commission upon request.

10.1 Senior Officer Accidental Death and Dismemberment Policy (incorporated by reference from Exhibit 10.1 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

10.2(a)* Tax Sharing Agreement dated as of December 29, 1995 among the Registrant, Financial Holding Corporation, Cidat Aviation Incorporated, Assured Leasing Corporation, Landmark Mortgage Company, First Consulting & Administration, Inc., Hanover Financial Corporation, United Fidelity Life Insurance Company, PFS Holding Company, Premium Finance Specialists, Inc., Premium Financing Specialists of California and PFS Financing Corporation.

10.2(b) Amendment, effective as of January 1, 1996, to Tax Sharing Agreement, adding the Victory Life Insurance Company as a party (incorporated by reference from Exhibit 10.2(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.2(c) Amendment, effective January 1, 1998, to Tax Sharing Agreement, adding The Ohio State Life Insurance Company as a party (incorporated by reference from Exhibit 10.2(d) to Registrant's Form 10-K (File No. 33-64820)for the year ended December 31, 2000).

10.2(d) Amendment, effective as of December 31, 1999, to Tax Sharing Agreement, adding Americo Retirement Services, Inc.,
            CAPCO Holdings, L.C., GSSW LM, Inc., GSSW WR, Inc., and GSSW WWA, Inc. as parties, (incorporated by reference from Exhibit 10.2(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 2000).

10.2(e)* Amendment, effective as of January 1, 2001, to Tax Sharing Agreement, adding Premium Financing Specialists of the South as a party and removing Premium Specialists of Iowa, GSSW LM, Inc. GSSW WR, Inc., and GSSW WWA, Inc. as parties due to their dissolution.

10.3(a) Reimbursement of Expense Agreement effective as of January 1, 1993 among the Registrant, Financial Holding Corporation, United Fidelity Life Insurance Company, The College Life Insurance Company of America, Loyalty Life Insurance Company, National Farmers Union Life Insurance Company, Great Southern Life Insurance Company, PFS Holding Company and Premium Financing Specialists, Inc. (incorporated by reference from
             Exhibit 10.5 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

10.3(b) Amendment dated August 29, 1997 to Reimbursement of Expense Agreement removing Loyalty Life Insurance Company as a party (incorporated by reference from Exhibit 10.3(b) to Registrant's Form 10-K (File No. 33-64820)for the year ended December 31, 1997).

10.3(c) Amendment dated October 1, 1997 to Reimbursement of Expense Agreement adding Americo Services, Inc. and The Ohio State Life Insurance Company as parties and removing Argus Health Systems, Inc. as a party (incorporated by reference from Exhibit 10.3(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.4(a) Cost Sharing Agreement effective as of January 1, 1993 among the Registrant, United Fidelity Life Insurance Company, The College Life Insurance Company of America, Premium Financing Specialists, Inc., PFS Holding Company, Financial Assurance Marketing Corporation, Great Southern Life Insurance Company, Loyalty Life Insurance Company and National Farmers Union Life Insurance Company (incorporated by reference from Exhibit 10.8 to Registrant's Form S-4 (File No. 33-64820) filed June 22,
             1993).

10.4(b) Amendment dated August 29, 1997 to Cost Sharing Agreement, removing Loyalty Life Insurance Company as a party (incorporated by reference from Exhibit 10.4(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.4(c) Amendment dated October 1, 1997 to Cost Sharing Agreement adding Americo Services, Inc. and The Ohio State Life Insurance Company as parties and removing PFS Holding Company and Premium Financing Specialists, Inc. as parties (incorporated by reference from Exhibit 10.4(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.5 Data Processing Services Agreement dated as of January 1, 1993 between the Registrant and Financial Holding Corporation (incorporated by reference from Exhibit 10.9 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

10.5(a) Amendment, effective January 1, 1999, to the Data Processing Agreement dated January 1, 1993 between the Registrant and Financial Holding Corporation (incorporated by reference from
             Exhibit 10.5(a) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1999).

10.6(a) Subsidiary Data Processing Services Agreement dated as of January 1, 1993 among the Registrant, FHC Life Insurance Company, United Fidelity Life Insurance Company, Great Southern Life Insurance Company, The College Life Insurance Company of America, Loyalty Life Insurance Company and National Farmers Union Life Insurance Company (incorporated by reference from Exhibit 10.10 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

10.6(b) Amendment dated August 29, 1997, to Subsidiary Data Processing Services Agreement dated as of January 1, 1993 removing Loyalty Life as a party (incorporated by reference from Exhibit 10.6(b) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.6(c) Amendment dated October 1, 1997, to Subsidiary Data Processing Services Agreement dated as of January 1, 1993 adding Americo Services, Inc. and The Ohio State Life Insurance Company as parties (incorporated by reference from Exhibit 10.6(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.7(a) Advisory Agreement dated as of January 1, 1993 between the Registrant and Financial Holding Corporation
             (incorporated by reference from Exhibit 10.11 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

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

10.8 Office Building Lease dated as of January 1, 1993 between Financial Holding Corporation and United Fidelity Life Insurance Company (incorporated by reference from Exhibit 10.12 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

10.9 Lease Agreement dated February 24, 1988 between Broadway Square Partners and United Fidelity Life Insurance Company (incorporated by reference from Exhibit 10.13 to Registrant's Form S-4 (File No. 33-64820) filed June 22, 1993).

10.9(a) First Amendment dated October 10, 1998 to Lease Agreement dated as of February 24, 1988, between Broadway Square Partners and
             United Fidelity Life Insurance Company (incorporated by reference from Exhibit 10.9(a) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1998).

10.10 Office Lease Agreement dated February 19, 1997, between Metropolitan Life Insurance Company and Great Southern Life Insurance (incorporated by reference from Exhibit 10.12 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.11 Supplemental Tax Sharing Agreements dated December 31, 1993 among Financial Holding Corporation, the Registrant and United Fidelity Life Insurance Company (incorporated by reference from Exhibit 10.20 to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 1994).

10.12(a)(1)  Master Agreement dated as of July 31, 1995 among The Ohio Life
             Insurance Company, The Ohio Casualty Insurance Company, the Registrant and Great Southern Life Insurance Company
             (incorporated by reference from Exhibit 10.21 to Registrant's
             Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1995).

10.12(a)(2)  First Amendment to Master Agreement between The Ohio Life
             Insurance Company, The Ohio Casualty Insurance Company and Great Southern Life Insurance Company dated as of October 2, 1995 (incorporated by reference from Exhibit 10.21(b) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.12(a)(3)  Second Amendment to Master Agreement between The Ohio Life
             Insurance Company, The Ohio Casualty Insurance Company and Great Southern Life Insurance Company dated as of November 17, 1997 (incorporated by reference from Exhibit 10.20(a)(3) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.12(b) Assignment and Assumption Agreement between The Ohio Life Insurance Company and Great Southern Life Insurance Company dated as of October 2, 1995 (incorporated by reference from Exhibit 10.21(c) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.12(c)(1)  Custodian Agreement between State Street Bank and Trust
             Company of Boston, Massachusetts, Employers Reassurance Corporation of Overland Park, Kansas and Great Southern Life Insurance Company dated as of January 14, 2000 (incorporated by reference from Exhibit 10.15(c) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1999).

10.12(c)(2)  Amendment No. 1 and Stipulation of Termination of the Custodian
             Agreement dated as of January 14, 2000 between Employers Reassurance Corporation, Great Southern Life Insurance Company and State Street Bank and Trust Company (incorporated by reference from Exhibit 10.15(c)(2) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

10.12(d)(1)  Investment Management Agreement between the Registrant and
             Employers Reassurance Corporation of Overland Park, Kansas dated as of October 2, 1995 (incorporated by reference from Exhibit 10.21(g) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.12(d)(2)  Amendment  No. 3 to the  Investment  Management Agreement between the Registrant and Employers Reassurance Corporation dated as of October 2, 1995 (incorporated by reference from Exhibit 10.15(e)(2) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

10.12(e) Assumption Reinsurance Agreement between The Ohio Life Insurance Company and Great Southern Life Insurance Company dated as of October 2, 1995 (incorporated by reference from Exhibit 10.21(i) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.12(f)(1)  Reinsurance Agreement between Employers Reassurance Corporation of
             Overland Park, Kansas and The Ohio Life Insurance Company, effective January 1, 1995 (transfer date October 2, 1995) and amendments thereto (incorporated by reference from Exhibit 10.21(k) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.12(f)(2)  Amendment  No. 4 to the  Reinsurance  Agreement between Employers
             Reassurance Corporation of Overland Park, Kansas and The Ohio Life Insurance Company effective April 1, 1996 (incorporated by reference from Exhibit 10.20(g)(2) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.12(g) Retrocession Agreement between Great Southern Life Insurance Company and Employers Reassurance Corporation of Overland Park, Kansas, effective January 1, 1995 and amendments thereto (incorporated by reference from Exhibit 10.21(l) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.12(h)(1)  Services Agreement between the Registrant, The Ohio Life
             Insurance Company and The Ohio Casualty Insurance Company dated as of October 2, 1995 (incorporated by reference from Exhibit 10.21(m) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended September 30, 1995).

10.12(h)(2)  First Amendment to Services Agreement between the Registrant,
             The Ohio Life Insurance Company and The Ohio Casualty Insurance Company dated as of March 27, 1997 (incorporated by reference from Exhibit 10.20(i)(2) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.12(h)(3)  Amendment to Services Agreement between the Registrant, The
             Ohio Life Insurance Company and The Ohio Casualty Insurance Company dated as of November 17, 1997 (incorporated by reference from Exhibit 10.20(i)(3) to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 1997).

10.13(a) Master Agreement dated February 26, 1996 among Fremont Life Insurance Company, Fremont General Corp., the Registrant and Great Southern Life Insurance Company (incorporated by reference from Exhibit 10 to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 1996).

10.13(b) First Amendment to Master Agreement dated as of July 1, 1996 among Fremont Life Insurance Company, Fremont General Corp., Registrant and Great Southern Life Insurance Company
             (incorporated by reference from Exhibit 10.1(b) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(c) Letter Agreement dated as of July 1, 1996 among Fremont General Corp., Fremont Life Insurance Company, Registrant and Great Southern Life Insurance Company (incorporated by reference from Exhibit 10.1(c) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(d) Services Agreement dated as of July 1, 1996 between Registrant and Fremont Life Insurance Company (incorporated by reference from
             Exhibit 10.1(d) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(e)     Assumption  Reinsurance and Coinsurance  Agreement (Universal
             Life) dated as of July 1, 1996 between Fremont Life Insurance Company and Great Southern Life Insurance Company (incorporated by reference from Exhibit 10.1(e) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(f) Assumption Reinsurance and Coinsurance Agreement (Annuities) dated as of July 1, 1996 between Fremont Life Insurance Company and Great Southern Life Insurance Company (incorporated by reference from Exhibit 10.1(f) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(g) Assignment and Assumption Agreement dated as of July 1, 1996 between Fremont Life Insurance Company and Great Southern Life Insurance Company (incorporated by reference from Exhibit 10.1(g) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(h)(1)   Automatic Coinsurance Universal Life Reinsurance Agreement
              dated as of December 31, 1995 between Fremont Life Insurance
              Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 10.1(h) to Registrant's Form 10-Q (File
              No. 33-64820) for the quarter ended June 30, 1996).

10.13(h)(2)   Amendment No. 1 to the Automatic Coinsurance Universal Life
              Reinsurance  Agreement dated as of December 31, 1995 between
              Employers Reassurance Corporation and Fremont Life Insurance
              Company (incorporated by reference from Exhibit 10.1(i) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(h)(3)   Amendment No. 2 to the Automatic Coinsurance Universal Life
              Reinsurance Agreement dated as of December 31, 1995 between
              Employers Reassurance Corporation and Great Southern Life
              Insurance Company, as successor in interest to Fremont Life
              Insurance Company (incorporated by reference from Exhibit
              10.16(h)(1) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

10.13(h)(4)   Stipulation of Termination of the Retrocession Agreement
              between Great Southern Life Insurance Company and Employers
              Reassurance Corporation, effective January 1, 1995
              (incorporated by reference from Exhibit 10.16(h)(2) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001).

10.13(i)(1)   Automatic Coinsurance Annuity Reinsurance Agreement dated as of January 1, 1996 between Employers Reassurance Corporation and Fremont Life Insurance Company (incorporated by reference from Exhibit 10.1(j) to Registrant's Form 10-Q (File No.
              33-64820) for the quarter ended June 30, 1996).

10.13(i)(2)   Amendment  No. 1 to the  Automatic  Coinsurance Annuity
              Reinsurance  Agreement dated as of January 1, 1996  between
              Employers  Reassurance Corporation  and Fremont  Life  Insurance
              Company (incorporated by reference from Exhibit 10.1(k) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended
              June 30, 1996).

10.13(i)(3)   Amendment  No. 2 to the  Automatic  Coinsurance Annuity
              Reinsurance  Agreement  dated as of January 1, 1996  between
              Employers  Reassurance  Corporation  and Great Southern Life
              Insurance Company,  as successor in interest  to Fremont Life
              Insurance Company (incorporated by reference from Exhibit
              10.16(j)(1) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31, 2001) .

10.13(j)(1)   Custodian Agreement dated as of January 14, 2000 among State
              Street Bank and Trust Company, Employers Reassurance
              Corporation and Great Southern Life Insurance Company
              (incorporated by reference from Exhibit 10.16(l) to Registrant's Form 10-K (File No. 33-64820) for the year ended
              December 31, 1999).

10.13(j)(2)   Amendment  No. 1 to  the Custodian Agreement (Fremont Business)
              dated as of January 14, 2000 between Employers Reassurance
              Corporation, Great Southern Life Insurance Company and State
              Street  Bank and  Trust Company (incorporated by reference from
              Exhibit 10.16(l)(1)  to   Registrant's  Form  10-Q  (File  No.
              33-64820) for the quarter ended March 31, 2001).

10.13(k)(1)   Modified Coinsurance Annuity Retrocession Agreement dated as of January 1, 1996 between Employers Reassurance Corporation and Great Southern Life Insurance Company (incorporated by reference from Exhibit 10.1(m) to Registrant's Form 10-Q (File
              No. 33-64820) for the quarter ended June 30, 1996).

10.13(k)(2)   Stipulation of Termination of the Modified Coinsurance Annuity
              Retrocession Agreement dated as of January 1, 1996 between
              Great Southern Life Insurance Company and Employers
              Reassurance Corporation (incorporated by reference from Exhibit 10.16(m)(1) to Registrant's Form 10-Q (File No.
              33-64820) for the quarter ended March 31, 2001).

10.13(l)(1)   Modified Coinsurance Universal Life and Annuity Retrocession
              Agreement dated as of December 31, 1995 between Employers
              Reassurance Corporation and Great Southern Life Insurance
              Company (incorporated by reference from Exhibit 10.1(n) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.13(l)(2)   Stipulation of Termination of the Modified Coinsurance
              Universal Life and Annuity Retrocession Agreement dated as of
              December 1, 1995 between Great Southern Life Insurance Company and Employers Reassurance Corporation (incorporated by reference from Exhibit 10.16(n)(1) to Registrant's Form 10-Q
              (File No. 33-64820) for the quarter ended March 31, 2001).

10.13(m) Amendment No. 1 to the Investment Management Agreement dated as of December 31, 1995 between Registrant and Employers Reassurance Corporation (incorporated by reference from Exhibit 10.1(o) to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended June 30, 1996).

10.14 Excess of Loss Reinsurance Agreement, dated October 1, 2000, between Manulife Reinsurance Limited of Hamilton, Bermuda and Americo Financial Life and Annuity Insurance Company (incorporated by reference from Exhibit 10.17 to Registrant's Form 10-Q (File No. 33-64820) for the quarter ended March 31,
              2001) .

10.15 Stipulation of Settlement in re Great Southern Life Insurance Company Sales Practices Litigation (incorporated by reference from Exhibit 10.17 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 2001).

10.16 Settlement Agreement between The College Life Insurance Company of America and plaintiffs in re Notzon, et al v. The College Life Insurance Company of America, et al. (incorporated by reference from Exhibit 10.18 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 2001).

10.17 Irrevocable Grantor Trust Agreement dated as of December 31, 2001, between Commerce Bank, N.A., as
              Trustee, and Americo Retirement Services, Inc., as Grantor (incorporated by reference from Exhibit 10.19 to Registrant's Form 10-K (File No. 33-64820) for the year ended December 31, 2001).

21*           Subsidiaries of the Registrant

*  Filed herewith.
-------------------------

(c)      Reports on Form 8-K.

     There were no reports on Form 8-K filed for the three months ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City and the State of Missouri, on the 27th day of March, 2003.


                               AMERICO LIFE, INC.


                               By: /s/ Gary L. Muller
                               -------------------------------------------
                               Name: Gary L. Muller
                               Title: President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                                Title                                        Date

     /s/ Michael A. Merriman              Chairman of the Board of                      March 27, 2003
---------------------------------------   Directors
       Michael A. Merriman


       /s/ Gary L. Muller                 President, Chief Executive                    March 27, 2003
---------------------------------------   Officer and Director
         Gary L. Muller


       /s/ Mark K. Fallon                 Senior Vice President of Investments,         March 27, 2003
---------------------------------------   Chief Financial Officer and Treasurer
        Mark K. Fallon

I, Gary L. Muller, President and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Americo Life, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                                /s/ Gary L. Muller
                                ------------------
                                Gary L. Muller
                                President and Chief Executive Officer

I, Mark K. Fallon, Senior Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Americo Life, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                                /s/ Mark K. Fallon
                                ------------------
                                Mark K. Fallon
                                Senior Vice President of Investments,
                                Chief Financial Officer and Treasurer

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
            TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
             REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT




No annual report or proxy materials for the year ended December 31, 2002 have been sent to the Company's securityholder.

                       AMERICO LIFE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
Audited Financial Statements for the Three Years Ended December 31, 2002:

  Report of Independent Accountants                                                                            F-2

  Consolidated Balance Sheet at December 31, 2002 and 2001                                                     F-3

  Consolidated Statement of Income for the Years Ended December 31, 2002, 2001 and 2000                        F-4

  Consolidated Statement of Stockholder's Equity for the Years Ended December 31, 2002, 2001 and 2000          F-5

  Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                    F-6

  Notes to Consolidated Financial Statements                                                                   F-8

                        Report of Independent Accountants


To the Board of Directors and
Stockholder of Americo Life, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Americo Life, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Statements No. 138, on January 1, 2001.




PricewaterhouseCoopers LLP
Kansas City, Missouri
March 27, 2003

                       Americo Life, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)
                           December 31, 2002 and 2001

                                                                                            2002              2001
                                                                                            ----              ----
                                       Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $621,096 and $712,314)               $     574,477    $     694,889
     Available for sale, at market (amortized cost: $1,634,497 and $1,308,773)             1,736,692        1,321,040
       Trading, at market (amortized cost: $37,137 and $57,747)                               38,533           57,760
   Equity securities, at market (cost: $42,502 and $48,598)                                   54,443           74,531
   Investment in equity subsidiaries                                                           7,044            7,518
   Mortgage loans on real estate, net                                                        288,225          269,910
   Investment real estate, net                                                                26,819           28,196
   Policy loans                                                                              183,072          189,683
   Other invested assets                                                                      29,895           41,602
                                                                                       -------------    -------------

     Total investments                                                                     2,939,200        2,685,129

Cash and cash equivalents                                                                    225,785           59,714
Accrued investment income                                                                     35,106           34,050
Amounts receivable from reinsurers                                                         1,100,102        1,125,586
Other receivables                                                                             76,737           55,353
Deferred policy acquisition costs                                                            187,551          242,170
Cost of business acquired                                                                    122,042          149,679
Amounts due from affiliates                                                                   11,557            7,980
Other assets                                                                                  19,009           19,375
                                                                                       -------------    -------------
     Total assets                                                                      $   4,717,089    $   4,379,036
                                                                                       =============    =============

                        Liabilities and Stockholder's Equity
Policyholder account balances                                                          $   2,896,628    $   2,729,865
Reserves for future policy benefits                                                          821,629          811,355
Unearned policy revenues                                                                       5,082           50,907
Policy and contract claims                                                                    43,882           38,068
Other policyholder funds                                                                     161,722          151,946
Notes payable                                                                                 94,686          101,547
Amounts payable to reinsurers                                                                 26,603           39,489
Deferred income taxes                                                                        100,241           65,825
Due to brokers                                                                               192,288           70,588
Other liabilities                                                                             58,340           67,138
                                                                                       -------------    -------------

     Total liabilities                                                                     4,401,101        4,126,728

Stockholder's equity:
   Common stock ($1 par value, 30,000 shares authorized, 10,000 shares
     issued and outstanding)                                                                      10               10
   Preferred stock, net of investment in parent company preferred stock (Note 8)                   -                -
   Additional paid-in capital                                                                 33,745            3,745
   Accumulated other comprehensive income                                                     48,151           30,757
   Retained earnings                                                                         234,082          217,796
                                                                                       -------------    -------------

     Total stockholder's equity                                                              315,988          252,308
                                                                                       -------------    -------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                        $   4,717,089    $   4,379,036
                                                                                       =============    =============




          See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                        Consolidated Statement of Income
                (Dollars in thousands, except per share amounts)
              For the Years Ended December 31, 2002, 2001 and 2000


                                                                       2002              2001             2000
                                                                       ----              ----             ----

Income
   Premiums and policy revenues                                   $    220,082     $    206,883      $    220,691
   Net investment income                                               210,041          208,075           223,638
   Net realized investment gains (losses)                               (7,318)           1,911            (4,694)
   Other income                                                          8,445            7,149            10,792
                                                                  ------------     ------------      ------------
     Total income                                                      431,250          424,018           450,427
                                                                  ------------     ------------      ------------

Benefits and expenses
   Policyholder benefits:
     Death benefits                                                    113,342          116,475           105,940
     Interest credited on universal life and annuity products          115,533          112,013           114,709
     Other policyholder benefits                                        23,450           29,665            56,970
     Change in reserves for future policy benefits                      (3,235)            (716)          (16,424)
   Commissions                                                           5,545            8,715             4,348
   Amortization expense                                                 70,211           42,909            67,998
   Interest expense                                                      9,468            9,612            10,057
   Other operating expenses                                             72,240           78,481            84,389
   Restructuring expenses                                                    -            9,914                 -
                                                                  ------------     ------------      ------------
     Total benefits and expenses                                       406,554          407,068           427,987
                                                                  ------------     ------------      ------------

     Income before provision for income taxes
      and cumulative effect of a change in accounting principle         24,696           16,950            22,440

Provision for income taxes                                               6,040            5,657             7,568
                                                                  ------------     ------------      ------------

     Income before cumulative effect of a change in
      accounting principle                                              18,656           11,293            14,872

Cumulative effect of a change in accounting
   principle, net of income tax                                              -              832                 -
                                                                  ------------     ------------      ------------

     Net income                                                   $     18,656     $     12,125      $     14,872
                                                                  ============     ============      ============

Net income per common share:
   Income before cumulative effect of a change in
        accounting principle                                      $   1,865.60     $   1,129.29      $   1,487.20
   Cumulative effect of a change in accounting principle                     -            83.22                 -
                                                                  ------------     ------------      ------------
     Net income                                                   $   1,865.60     $   1,212.51      $   1,487.20
                                                                  ============     ============      ============




           See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                 Consolidated Statement of Stockholder's Equity
                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                     2002                     2001                     2000
                                                     ----                     ----                     ----

Common stock
   Balance at beginning and end of year     $      10                $      10                $      10
                                            ---------                ---------                ---------

Preferred stock
   Balance at beginning of year               135,000                        -                        -
   Issuance of shares                               -                  135,000                        -
   Stock dividend                               6,150                        -                        -
                                            ---------                ---------                ---------
   Balance at end of year                     141,150                  135,000                        -
                                            ---------                ---------                ---------

Investment in parent company preferred
 stock
   Balance at beginning of year              (135,000)                       -                        -
   Purchase of parent company preferred
    stock                                           -                ( 135,000)                       -
   Stock dividend                              (6,150)                       -                        -
                                            ---------                ---------                ---------
   Balance at end of year                    (141,150)                (135,000)                       -
                                            ---------                ---------                ---------

Additional paid-in capital
   Balance at beginning of year                 3,745                    3,745                    3,745
   Change during year                          30,000                        -                        -
                                            ---------                ---------                ---------
   Balance at end of year                      33,745                    3,745                    3,745
                                            ---------                ---------                ---------

Accumulated other comprehensive income
   Balance at beginning of year                30,757                   35,635                   19,159
   Change during year                          17,394     $  17,394     (4,878)  $  (4,878)      16,476   $  16,476
                                            ---------                ---------                ---------
   Balance at end of year                      48,151                   30,757                   35,635
                                            ---------                ---------                ---------

Retained earnings

   Balance at beginning of year               217,796                  215,272                  202,400
   Net income                                  18,656        18,656     12,125      12,125       14,872      14,872
                                                          ---------              ---------                ---------
   Comprehensive income                                   $  36,050              $   7,247                $  31,348
                                                          =========              =========                =========
   Dividends                                   (2,370)                  (9,601)                  (2,000)
                                            ---------                ---------                ---------
   Balance at end of year                     234,082                  217,796                  215,272
                                            ---------                ---------                ---------


     Total stockholder's equity             $ 315,988                $ 252,308                $ 254,662
                                            =========                =========                =========




              See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                      Consolidated Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                2002          2001          2000
                                                                                ----          ----          ----
Cash flows from operating activities
Net income                                                                  $    18,656   $    12,125   $    14,872
                                                                            -----------   -----------   -----------
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization                                                 79,706        53,923        73,338
   Deferred policy acquisition costs                                            (69,225)      (63,432)      (74,481)
   Undistributed earnings of equity subsidiaries                                    423           882          (568)
   Distributed earnings of equity subsidiaries                                       50             -             -
   Amortization of unrealized investment gains                                   (4,155)       (4,122)       (6,768)
   Provision for deferred income taxes                                           25,023        11,107         7,494
   (Increase) decrease in assets:
     Accrued investment income                                                   (1,056)       (2,320)           33
     Amounts receivable from reinsurers                                          30,783        14,723       130,553
     Other receivables                                                           (5,152)        5,272         2,487
     Other assets, net of amortization                                           (1,252)       (2,905)        4,773
   Increase (decrease) in liabilities:
     Reserves for future policy benefits and unearned policy revenues            (1,433)       (1,325)        7,350
     Policyholder account balances                                              (73,141)      (56,152)      (89,471)
     Policy and contract claims                                                   5,813         5,457        (5,209)
     Other policyholder funds                                                     9,776        38,450        (6,169)
     Amounts payable to reinsurers                                              (12,886)          433        (9,693)
     Federal income taxes payable                                                   (11)          (72)          125
     Affiliate balances                                                          (3,577)      (10,724)       10,455
     Other liabilities                                                           (1,507)        2,285         1,005
   Change in trading securities                                                  28,562       (57,760)        1,879
   Net realized (gains) losses on investments                                     7,318        (1,911)        4,694
   Amortization on bonds and mortgage loans                                        (249)        1,396         3,214
   Other changes                                                                 (1,190)       (1,098)       (2,824)
                                                                            -----------   -----------   -----------
   Total adjustments                                                             12,620       (67,893)       52,217
                                                                            -----------   -----------   -----------
       Net cash provided (used) by operating activities                          31,276       (55,768)       67,089
                                                                            -----------   -----------   -----------




                                                                                                        (Continued)





              See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                 2002           2001          2000
                                                                                 ----           ----          ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                   $(1,166,175)    $(1,129,312) $  (532,177)
   Purchases of equity securities                                                (48,095)        (53,598)    (146,223)
   Purchases of other investments                                                 (5,224)        (14,679)     (11,607)
   Mortgage loans originated                                                     (37,807)        (37,644)     (58,086)
   Maturities or redemptions of fixed maturity investments                       148,664         257,048       53,166
   Sales of fixed maturity available for sale investments                        778,855         667,924      455,265
   Sales of fixed maturity held to maturity investments                           34,743           4,750       58,574
   Sales of equity securities                                                     46,055          61,368      130,339
   Sales of other investments                                                     14,835           3,925        1,684
   Payment for subsidiaries acquired                                                   -            (182)           -
   Transfer of cash on disposition of block of insurance business                      -               -     (100,000)
   Repayments from mortgage loans                                                 19,740          19,777       17,066
   Change in due to broker                                                        89,635          45,510      (58,479)
   Change in policy loans                                                          6,611           4,967        2,884
                                                                            ------------    ------------  -----------
     Net cash used by investing activities                                      (118,163)       (170,146)    (187,594)
                                                                            ------------    ------------  -----------

Cash flows from financing activities
   Repayments of notes payable                                                    (5,919)         (1,053)      (9,155)
   Receipts credited to policyholder account balances                            459,805         407,526      439,199
   Return of policyholder account balances                                      (219,900)       (224,856)    (325,609)
   Capital contribution from parent company                                       30,000               -            -
   Dividends paid                                                                 (2,370)         (2,000)      (2,000)
   Change in book overdraft                                                       (8,658)         (4,249)       5,542
                                                                            ------------    ------------  -----------
     Net cash provided by financing activities                                   252,958         175,368      107,977
                                                                            ------------    ------------  -----------
Net increase (decrease) in cash and cash equivalents                             166,071         (50,546)     (12,528)
Cash and cash equivalents at beginning of year                                    59,714         110,260      122,788
                                                                            ------------    ------------  -----------
Cash and cash equivalents at end of year                                    $    225,785    $     59,714  $   110,260
                                                                            ============    ============  ===========

Supplemental disclosures of cash flow information
Cash paid (received) during year for:
Interest                                                                    $      9,183    $      9,301  $    10,197
Income taxes                                                                     (12,086)          6,899        1,142

Supplemental schedule of non-cash investing and financing activities
 Dividend of equity subsidiary to parent                                    $          -    $      7,601            -




        See accompanying notes to consolidated financial statements

                       Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share amounts)

1.   Organization and Summary of Significant Accounting Policies

     Americo Life, Inc. ("the Company") is a holding company for the following stock life insurance companies, all of which are 100% owned: Americo Financial Life and Annuity Insurance Company (formerly The College Life Insurance Company of America) ("Americo Financial"), United Fidelity Life Insurance Company ("United Fidelity"), Great Southern Life Insurance Company ("Great Southern"), National Farmers Union Life Insurance Company ("National Farmers"), Financial Assurance Life Insurance Company ("Financial Assurance") and The Ohio State Life Insurance Company ("Ohio State"), collectively referred to as the Insurance Companies. Americo Financial owns 100% of Americo Financial Services, Inc., an insurance agency. The Company is a wholly-owned subsidiary of Financial Holding Corporation ("FHC").

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

Investments

     Fixed maturity investments classified as held to maturity are debt securities for which the Company has the positive intent and ability to hold to maturity and are stated at amortized cost with premiums amortized to call dates and discounts amortized to maturity dates. Fixed maturity investments classified as trading are stated at market value and the resulting unrealized gains and losses are recorded in earnings. Marketable equity securities and fixed maturities available for sale are reported at market value and the resulting unrealized gains or losses, net of applicable income taxes, are reported as a component of other comprehensive income. Gains or losses on sales of securities are computed using the specific identification method. Impairment of investment securities owned by the Company results in a realized investment loss when market decline below cost is deemed to be other than temporary. Management regularly reviews each investment security against criteria that include the extent of the decline in the market value of the security, the duration of the decline and the financial health and prospects of the issuer of the security. The loss is measured as the difference between carrying value and market value.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     When the Company recognizes changes in conditions that cause a fixed maturity investment to be transferred to a different category (e.g. held to maturity or available for sale), the security is transferred at market value. If the security is transferred from available for sale to held to maturity, the related unrealized gain or loss is amortized to investment income over the remaining life of the security. If the security is transferred from held to maturity to available for sale, the unrealized gain or loss is included in other comprehensive income.

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

     Repurchase agreements and reverse repurchase agreements are carried at the contractual settlement amount plus accrued interest. Short sale obligations are stated at market value and the resulting gains and losses are recorded in earnings. Repurchase receivables are included in other receivables and short sale obligations and repurchase payables are included in due to brokers on the consolidated balance sheet.

     Other invested assets consists primarily of notes receivable from an affiliate and derivatives. The notes receivable are carried at the unpaid principal balance. The derivatives are options and futures contracts carried at quoted market value.

Derivatives

     The Company adopted  Statement of Financial  Accounting  Standards
("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type gain of $832 in earnings to record all of its derivatives on the balance sheet at fair value.

     The Company's equity-indexed annuity ("EIA") products credit interest to the policyholder's account balance based on a percentage (the "participation rate") of the change in external indices over a one or two year period (the "index period"). At the end of each index period, a new index period begins using the then-current account balance and external index value. The Company has the discretion to change the participation rate at the beginning of each index period, subject to any contractually guaranteed minimums.

     SFAS No. 133 requires that each deposit relating to these EIA products be divided into two components: an embedded derivative component and a host contract component. The embedded derivative component represents the value of the policyholder's right to receive interest credits over the life of the policy. The host contract component represents the amount of each premium not allocated to the embedded derivative component. The Company records the changes in the values of the embedded derivatives in current earnings as a component of policyholder benefits. The host contract accretes interest at a rate sufficient to produce the maturity value of the host contract over a projected term. The interest accretion of the host contract is included in interest credited on policyholder funds on the consolidated statement of income.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


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

Deferred policy acquisition costs and cost of business acquired

     The costs of new business produced, principally commissions, certain policy issue and underwriting expenses and certain variable agency expenses, are deferred. The unamortized deferred costs are recorded on the Company's balance sheet as deferred policy acquisition costs. The cost of business acquired represents the amount of purchase price assigned to the fair value of policies acquired by the Company from third parties in an acquisition. The cost of business acquired asset is no greater than the actuarially determined present value of future profits of the policies purchased. For traditional life products, these costs are amortized in proportion to premium revenues over the premium-paying period of related policies using assumptions consistent with those used in computing policy liability reserves. For universal life-type and annuity products, these costs are amortized in relation to the present value, using the current and projected credited interest rate, of expected gross profits of the policies over the anticipated coverage period.

     Retrospective adjustment of these deferred policy acquisition costs and the cost of business acquired are made annually when the Company revises its estimates of current or future gross profits on universal life-type and annuity products to be realized from a group of policies. The revision of estimates of future gross profits related to deferred policy acquisition costs increased/(decreased) income before provision for income taxes by $2,337, $(2,998) and $13,677 for the years ended December 31, 2002, 2001 and 2000, respectively. The revision of estimates of future gross profits related to the cost of business acquired increased/(decreased) income before provision for income taxes by $4,114, $21,410 and $(12,653) for the years ended December 31, 2002, 2001 and 2000, respectively. The revisions made in 2001 to estimated gross profits primarily consisted of changes in estimated policy revenues and benefits paid to policyholder account balances. Certain of these revisions resulted from the anticipated impact of settling litigation in which the Company had been the defendant. The Company regularly evaluates the recoverability of deferred policy acquisition costs and the cost of business acquired by comparing the current estimate of future profits to the unamortized asset balances.

     Both historical and anticipated investment returns, including realized gains and losses, from the investment of policyholder funds are considered in determining the amortization of deferred policy acquisition costs and the cost of business acquired. When fixed maturities are stated at market value an adjustment is made to the deferred policy acquisition costs and the cost of business acquired equal to the change in amortization that would have been recorded if those fixed maturities had been sold at their fair value and the proceeds reinvested at current yields. This adjustment is recorded net of income taxes directly to the accumulated other comprehensive income component of stockholder's equity.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Universal life-type and annuity products

     Policyholder account balances of universal life-type and annuity products represent accumulated contract values, without reduction for potential surrender charges. Front-end contract charges are deferred as unearned policy revenues and amortized over the term of the policies. The amortization of the unearned policy revenue liability is determined in the same manner as the amortization of deferred policy acquisition costs on the same policies. Revenue for universal life-type and other interest-sensitive products is principally comprised of insurance and policy administration fees and surrender charges, as well as amortization of deferred front-end contract charges. Benefits and claims are charged to expense in the period incurred, net of related accumulated contract values released. Interest on accumulated contract values is credited to contracts as earned. Crediting rates for the Company's universal life-type and annuity products ranged from 3% to 6.05% at December 31, 2002. The Company also issues universal life-type and annuity products for which interest credited is based upon a participation rate, load and change in value of a stated equity-based index.

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

Participating policies

     Participating life insurance policies represent approximately 1.3%, 1.3% and 1.4% of the ordinary life insurance in force at December 31, 2002, 2001 and 2000, respectively. Premium income related to participating life insurance policies represents 3.7%, 4.3% and 4.0% of premiums and policy revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The dividends paid and accrued are calculated in accordance with the terms of the individual policy provisions and the dividend schedule as reviewed and approved annually by the Board of Directors.

Property and equipment

     Company-occupied property, data processing equipment, and furniture and office equipment, included in other assets, are stated at cost, less accumulated depreciation, of $6,173 and $6,426 at December 31, 2002 and 2001, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $3,417, $4,430 and $5,339 for the years ended December 31, 2002, 2001 and 2000, respectively.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Restructuring Expenses

     During 2001, the Company made certain changes to its administrative and sales operations involved in the sale of insurance products to the tax-qualified market. Included in these changes was the Company's decision to relocate operations located in Austin, Texas to existing operations located elsewhere. Additionally, the Company decided to cease operations of a subsidiary that provided administration for retirement and cafeteria plans to school districts and other clients. Among the factors leading to these decisions was the settlement of litigation in which the Company had been a defendant. In connection with these business decisions, the Company recorded restructuring expenses in 2001 of $9,914 consisting of several components. The Company determined that a portion of the goodwill related to these entities had become impaired. Based upon the Company's best estimate of the future results of operations of these entities, the goodwill asset was reduced by $4,696. The restructuring expenses also included $1,457 representing the unamortized cost of software developed for use by these entities and exit costs of $889 for expected severance payments to employees and for lease payments on the Austin office space beyond the date of the relocation. The remaining portion of the loss consisted of the operating expenses of the subsidiary that ceased operations. The relocation of the Austin operations was completed in May 2002.

Income taxes

     The provision for income taxes includes deferred taxes arising from temporary differences between the tax and financial reporting basis of assets and liabilities. This liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income for the period in which the change is enacted.

Net income per common share

     Net income per common share is calculated by dividing the appropriate income item by the average number of shares of common stock outstanding during the period. There were no common share equivalents outstanding during 2002, 2001 or 2000 that would provide a dilution of net income per common share.

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

     SFAS No. 142 superseded the previous accounting guidance for goodwill and intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.
For all other goodwill and intangible assets, the amortization provisions were effective upon adoption of SFAS No. 142. The impairment provisions of SFAS No. 142 were effective upon adoption of the statement. The Company's adoption of SFAS No. 142 on January 1, 2002 did not have a significant effect on its consolidated financial position or results of operations.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     In June 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB No. 30") "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, entities are no longer required to include under "discontinued operations" operating losses that have not yet occurred. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a significant effect on its consolidated financial position or results of operations.

     In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 01-06 ("SOP 01-06") "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The guidance in SOP 01-06 relating to financing and lending activities is explicitly applicable to insurance companies. SOP 01-06 reconciles and conforms the accounting and financial reporting guidance presently contained in other accounting guidance. The Company's accounting practices for its lending activities were already consistent with the guidance contained in SOP 01-06. Therefore, adoption of SOP 01-06 on January 1, 2002 did not have a significant effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective immediately. The Company has not issued any guarantees that are currently outstanding.

Newly Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds prior statements that required the classification of gains or losses from the extinguishment of debt as extraordinary. As a result, gains or losses from extinguishments of debt will be classified as extraordinary only if they meet existing accounting criteria. SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13 "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As permitted by the adoption provisions of SFAS No. 145, the Company applied the guidance regarding the classification of gains from extinguishment of debt to the repurchase of some of the Company's notes payable in December 2002. These gains were not determined to be extraordinary.

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

     In January 2003, the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements of FIN 46 are effective immediately. The Company does not expect FIN 46 to have a material impact on its consolidated financial position or results of operations.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     In February 2003, the Financial Accounting Standards Board's Derivatives Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded
Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate Risk and Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument," or DIG Issue B36. DIG Issue B36 applies to modified coinsurance and coinsurance with funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. Such arrangements in which funds are withheld by the ceding insurer cause the reinsurer to recognize a receivable from the ceding insurer as well as a liability representing reserves for the insurance coverage assumed under the reinsurance arrangements. The Company does have reinsurance agreements under which it recognizes investment income based upon the return of a specified block of invested assets held by a reinsurer. DIG Issue B36 considers the receivable from the reinsurer to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS No. 133. DIG Issue B36 is tentatively planned to be effective for quarters beginning after June 15, 2003. Currently, the Company does not account for such reinsurance receivables as having an embedded derivative which would be bifurcated and accounted for separately. The Company continues to evaluate the impacts of implementing DIG Issue B36; however, at this time, the Company is unable to estimate the effects on its consolidated financial statements.

2.       Fair values of financial instruments

     SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgement is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS No. 107 excludes certain financial instruments from disclosure, including insurance contracts, other than investment contracts. The Company uses the following methods and assumptions in estimating the fair value of each class of financial instrument.

     Investment securities: The estimated fair values of fixed maturity securities are based on quoted market prices if available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. In the case of private placements, fair values are determined using market values of comparable securities. The estimated fair values of equity securities are based on quoted market prices.

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

     Derivative instruments: The estimated fair values of derivative instruments are based on quoted market prices if available.

     Other invested assets: The fair values of the notes receivable from PFS Holding Company ("PFSH"), a wholly-owned subsidiary of FHC, are estimated by discounting future cash flows at current market rates.

     Cash and cash equivalents: The carrying value of these instruments approximates fair value.

     Repurchase and reverse repurchase agreements: The carrying value of these instruments, which is the contractual settlement amount plus accrued interest, approximates fair value.

     Short sale obligations: The fair values of short sale obligations are based on quoted market prices.

     Annuities: The fair values of the Company's annuities are estimated using the current cash surrender value for the Company's annuity contracts.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Notes payable: The fair value of the Company's senior subordinated notes equals the quoted market price at the reporting date. The fair value of the Company's other notes payable was calculated using a discounted interest rate that reflects prevailing market rates.

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                2002                                2001
                                                    ------------------------------     -------------------------------

                                                      Carrying          Fair              Carrying         Fair
                                                       Amount          Value               Amount          Value
                                                       ------          -----               ------          -----
Financial assets:
   Fixed maturities held to maturity                  $   574,477    $   621,096         $   694,889     $   712,314
   Fixed maturities available for sale                  1,736,692      1,736,692           1,321,040       1,321,040
   Fixed maturities trading                                38,533         38,533              57,760          57,760
   Equity securities                                       54,443         54,443              74,531          74,531
   Mortgage loans                                         288,225        291,019             269,910         268,409
   Policy loans                                           183,072        183,072             189,683         189,683
   Derivative instruments                                     256            256              10,947          10,947
   Repurchase agreements                                   28,586         28,586              35,728          35,728
   Other invested assets                                   20,000         20,428              20,000          20,325
   Cash and cash equivalents                              225,785        225,785              59,714          59,714
Financial liabilities:
   Reverse repurchase agreements                                -              -              35,153          35,153
   Short sale obligations                                  29,618         29,618              35,331          35,331
   Annuities                                            1,372,872      1,239,248           1,220,044       1,095,879
   Notes payable                                           94,686         91,942             101,547          98,802


3. Changes in Subsidiaries

     In October 1998, the Company entered into a series of transactions with the individual owning the 50% share of College Insurance Group, Inc. ("CIG") not owned by the Company. The purpose of the transactions was to consolidate all of the activities in the asset accumulation markets conducted by CIG and other entities owned 100% by the individual with those of the Company. Specifically, the Company acquired the other 50% share of CIG for $6,236 and acquired the stock or assets of various marketing entities wholly-owned by the individual for $9,518 plus contingent consideration of up to an additional $5,000 plus interest based on achieving certain sales production levels. Contingent consideration of $1,000 plus interest was paid during each of 2002, 2001 and 2000. In addition, in 2000 the Company recaptured all of the insurance business that was previously ceded to an entity owned by the individual. The Company paid $2,580 in 2000 to recapture this business.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


4.   Investments

Fixed Maturities
     The amortized cost of investments in fixed maturities, the cost of equity securities and the estimated market values of such investments by category of securities at December 31, 2002 and 2001 are as follows:

                                                                               December 31, 2002
                                                       ------------------------------------------------------------------

                                                                           Gross              Gross         Estimated
                                                         Amortized       Unrealized         Unrealized        Market
                                                            Cost           Gains              Losses          Value
                                                           ------         -------            --------        -------
Held to maturity:
   U.S. Treasury and government securities              $      1,710    $        229       $          -    $      1,939
   Public utility securities                                   7,068           1,041                  -           8,109
   Corporate securities                                      404,404          37,710               (709)        441,405
   Asset-backed securities                                     4,035             182                 (1)          4,216
   Mortgage-backed pass-through securities                    21,054           1,303                  -          22,357
   Collateralized mortgage obligations                       136,206           6,995               (131)        143,070
                                                        ------------    ------------       -------------   ------------
                                                             574,477          47,460               (841)        621,096
                                                        ------------    ------------       -------------   ------------
Available for sale:
   U.S. Treasury and government securities                   135,701           1,096               (244)        136,553
   Public utility securities                                  16,480           1,107                (46)         17,541
   Corporate securities                                    1,062,491          89,817            (10,601)      1,141,707
   Asset-backed securities                                   128,877           8,994             (3,675)        134,196
   Mortgage-backed pass-through securities                   123,608           6,071                (18)        129,661
   Collateralized mortgage obligations                       167,340           9,695                 (1)        177,034
                                                        ------------    ------------       -------------   ------------
                                                           1,634,497         116,780            (14,585)      1,736,692
                                                        ------------    ------------       -------------   ------------
Trading:
   Corporate securities                                       37,137           1,396                  -          38,533
                                                        ------------    ------------       ------------    ------------
     Subtotal, all fixed maturities                        2,246,111         165,636            (15,426)      2,396,321
                                                        ------------    ------------       -------------   ------------
Equity securities                                             42,502          20,571             (8,630)         54,443
                                                        ------------    ------------       -------------   ------------
     Total fixed maturities and equity securities       $  2,288,613    $    186,207       $    (24,056)   $  2,450,764
                                                        ============    ============       =============   ============

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



                                                                               December 31, 2001
                                                       ------------------------------------------------------------------

                                                                           Gross              Gross         Estimated
                                                         Amortized       Unrealized         Unrealized        Market
                                                            Cost           Gains              Losses          Value
                                                            ----           -----              ------          -----
Held to maturity:
   U.S. Treasury and government securities              $      2,297    $        119       $         (3)   $      2,413
   Public utility securities                                  14,590             841                  -          15,431
   Corporate securities                                      476,606          15,463             (4,875)        487,194
   Asset-backed securities                                    12,590             359                  -          12,949
   Mortgage-backed pass-through securities                    25,503             793                (17)         26,279
   Collateralized mortgage obligations                       163,303           5,099               (354)        168,048
                                                       -------------   -------------      --------------  -------------
                                                             694,889          22,674             (5,249)        712,314
                                                       -------------   -------------      --------------  -------------
Available for sale:
   U.S. Treasury and government securities                    18,785             944                  -          19,729
   Public utility securities                                   6,927               -               (386)          6,541
   Corporate securities                                      886,862          23,306            (16,159)        894,009
   Asset-backed securities                                   167,528           2,912             (4,051)        166,389
   Mortgage-backed pass-through securities                   117,150           5,390                (20)        122,520
   Collateralized mortgage obligations                       111,521           1,882             (1,551)        111,852
                                                       -------------   -------------      --------------  -------------
                                                           1,308,773          34,434            (22,167)      1,321,040
                                                       -------------   -------------      --------------  -------------
Trading:
   Corporate securities                                       57,747             588               (575)         57,760
                                                       -------------   -------------      --------------  -------------
     Subtotal, all fixed maturities                        2,061,409          57,696            (27,991)      2,091,114
                                                       -------------   -------------      --------------  -------------
Equity securities                                             48,598          29,727             (3,794)         74,531
                                                       -------------   -------------      --------------  -------------
     Total fixed maturities and equity securities       $  2,110,007    $     87,423       $    (31,785)   $  2,165,645
                                                       =============   =============      ==============  =============

The amortized cost and estimated market value of mortgage-backed securities by category at December 31, 2002 are as follows:

                                                                Held to Maturity              Available for Sale
                                                           ---------------------------    ---------------------------
                                                            Amortized     Estimated       Amortized      Estimated
                                                               Cost      Market Value        Cost       Market Value
                                                               ----      ------------        ----       ------------
Pass-through agency securities                              $   21,054    $   22,357       $  123,608    $  129,661

Collateralized mortgage obligations:
   Sequential class                                             54,809        57,263          141,095       149,304
   Planned amortization class                                   14,302        15,158           10,675        11,074
   Very accurately defined maturity                             61,539        64,515            6,583         6,982
   Other                                                         5,556         6,134            8,987         9,674
                                                            ----------    ----------       ----------    ----------
                                                               136,206       143,070          167,340       177,034
                                                            ----------    ----------       ----------    ----------
     Total securities                                       $  157,260    $  165,427       $  290,948    $  306,695
                                                            ==========    ==========       ==========    ==========

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     The amortized cost and estimated market value of fixed maturities that are held to maturity and available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                      Fixed Maturities                     Fixed Maturities
                                                      Held to Maturity                    Available for Sale
                                                -----------------------------        ------------------------------

                                                                 Estimated                            Estimated
                                                  Amortized       Market               Amortized        Market
                                                    Cost           Value                 Cost           Value
                                                    ----           -----                 ----           -----
Due in one year or less                         $    33,124    $    33,784           $    22,783    $    22,820
Due after one year through five years               155,360        167,115               221,830        227,769
Due after five years through ten years              117,470        130,925               393,732        420,722
Due after ten years                                 111,263        123,845               705,205        758,686
Mortgage-backed securities                          157,260        165,427               290,947        306,695
                                                 ----------     ----------            ----------     ----------
                                                $   574,477    $   621,096           $ 1,634,497    $ 1,736,692
                                                ===========    ===========           ===========    ===========

     At December 31, 2002, the Company held below investment grade (S&P rating below BBB-) corporate debt securities with an aggregate carrying value of $129,162 and market value of $129,557. At December 31, 2001, the Company held below investment grade corporate debt securities with an aggregate carrying value of $83,072 and market value of $82,819. These holdings amounted to 2.7% and 1.9% of the Company's total assets at December 31, 2002 and 2001, respectively.

     Fixed maturities with an amortized book value of $28,505 and $30,523 were on deposit with insurance regulatory agencies of certain states at December 31, 2002 and 2001, respectively, to meet regulatory requirements.

     The Company owns two $10,000 senior subordinated notes ("the notes") issued by PFSH, with interest rates of 9.35% and 9.25%, that mature in March 2006 and April 2007, respectively. The notes are included in other invested assets on the Company's consolidated balance sheet.

     At December 31, 2002, the Company did not own any investments in a single entity with an aggregate carrying value that exceeded 10% of the Company's total stockholder's equity.

Mortgage loans on real estate

     The Company owned investments in mortgage loans on real estate of $288,225 and $269,910 at December 31, 2002 and 2001, respectively. The Company's mortgage loans on real estate are diversified by property type, location and loan size and are collateralized by the related properties. At December 31, 2002, mortgage loans on real estate were concentrated in the following property types:

                                                                 % of
                                                 2002           Portfolio
                                                 ----           ---------
   Property type:
      Commercial
        Multi-family apartments             $   77,965            27.0%
        Industrial/Warehouses                   77,434            26.9
        Office buildings                        65,868            22.9
        Retail space                            38,372            13.3
        Other                                   23,314             8.1
      Residential                                5,272             1.8
                                            ----------           -----
        Total                               $  288,225           100.0%
                                            ==========           =====

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     At December 31, 2002, the following states had a concentration of mortgage loans aggregating more than 10% of the Company's mortgage loans: Missouri - $52,001; Texas - $33,836; and Florida - $31,383.

Investment in equity subsidiaries

     The following table presents combined summarized financial information on a proportionate basis of the Company's equity affiliates. Amounts presented include the accounts of the Company's equity subsidiaries, Argus Health Systems ("Argus"), Hereford LLP and a hotel joint venture. The Company dividended its 50% interest in Argus to FHC on December 1, 2001. The dividend consisted of the carrying value of Argus of $6,911 and unamortized goodwill of $690. The results of operations of Argus are included in the amounts below through the date of the dividend.

                                                            2002          2001          2000
                                                            ----          ----          ----

        Current assets                                  $   2,176     $   1,803     $   7,854
        Noncurrent assets                                  29,006        23,080        21,291
        Current liabilities                                 1,217           870         4,236
        Noncurrent liabilities                             23,348        18,552        12,362
        Net revenues                                       12,792        28,522        26,815
        Expenses applicable to net revenues                12,526        28,789        25,912
        Income from continuing operations                     266          (267)          903
        Net income                                            266          (115)          411

Net investment income

     Net investment income for the years ended December 31 is comprised of the following:

                                                           2002          2001          2000
                                                           ----          ----          ----

Fixed maturities                                       $   149,098   $   144,653   $   134,668
Equity securities                                            1,015           558           915
Equity in earnings of equity subsidiaries                     (301)         (920)          507
Mortgage loans on real estate                               21,188        20,702        19,434
Policy loans                                                10,496        10,172        11,610
Reinsurance funds held by reinsurer                         45,133        48,699        54,732
Derivatives                                                (19,605)      (18,402)            -
Cash, short-term investments and other                      10,321         8,319         7,852
                                                       -----------   -----------   -----------
         Total investment income                           217,345       213,781       229,718
Less investment expenses                                    (7,304)       (5,706)       (6,080)
                                                       -----------   -----------   -----------
         Net investment income                         $   210,041   $   208,075   $   223,638
                                                       ===========   ===========   ===========

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Realized gains and losses

     Realized gains and losses from the sales and other redemptions of investments for the years ended December 31 are as follows:

                                                                                2002          2001          2000
                                                                                ----          ----          ----
Fixed maturity securities:
   Held to maturity:
     Realized gains                                                         $     1,082   $         -   $       457
     Realized losses                                                             (6,785)         (469)       (7,909)
   Available for sale:
     Realized gains                                                              13,140        41,643         7,419
     Realized losses                                                             (5,650)      (45,548)       (7,367)
   Trading gains, net                                                            10,108         3,746         1,879
Equity securities:
   Realized gains                                                                 1,325        15,898        23,876
   Realized losses                                                               (9,460)      (11,312)      (15,319)
Other investments:
   Realized gains                                                                 7,458         2,147         1,480
   Realized losses                                                               (1,326)       (2,602)         (944)
Short sale losses, net                                                          (17,210)       (1,592)       (8,266)
                                                                            -----------   -----------   -----------
Net realized investment gains (losses)                                      $    (7,318)  $     1,911   $    (4,694)
                                                                            ===========   ===========   ===========

     Certain circumstances during 2002, 2001 and 2000 caused the Company to change its intent to hold specific securities to maturity. Due to evidence of significant deterioration in issuers' creditworthiness, $34,060, $5,219 and $9,256 of held to maturity securities were sold in 2002, 2001 and 2000, respectively. These sales resulted in net realized gains of $683 in 2002 and realized losses of $469 and $7,256 in 2001 and 2000, respectively. Also, the disposition in 2000 of a block of life insurance business resulted in the sale of held to maturity securities to maintain the Company's existing interest rate risk position. Securities totaling $58,141 were sold, resulting in a realized loss of $196.

     During 2002 and 2001, the Company deemed certain investment securities to be other than temporarily impaired in accordance with the Company's policy for evaluating possible impairment losses. In 2002, losses of $6,386, $2,879 and $3,608 were recorded on held to maturity securities, available for sale securities and equity securities, respectively. In 2001, a loss of $2,051 was recorded on an available for sale security.

     Following are the components of net unrealized investment gains as of December 31:

                                                                                              2002          2001
                                                                                              ----          ----
Investments carried at amortized cost:
   Fixed maturities available for sale                                                    $    99,881   $     9,966
   Fixed maturities reclassified from available for sale to held to maturity                   18,435        22,590
Investments carried at estimated fair value:
   Equity securities                                                                           11,941        25,939
Effect on other balance sheet accounts                                                        (57,319)      (12,391)
Deferred income taxes                                                                         (24,787)      (15,347)
                                                                                          -----------   -----------
     Net unrealized investment gains                                                      $    48,151   $    30,757
                                                                                          ===========   ===========

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("the Guide") which, among other things, provided entities with a one-time opportunity to transfer some or all securities from held to maturity. In December 1995, the Company transferred fixed maturity securities with an amortized book value of $195,207 and a market value of $198,329 from the held to maturity category to the available for sale category. Additionally, the Company transferred fixed maturity securities with an amortized book value of $169,439 and a market value of $178,883 from the available for sale category to the held to maturity category. In 1993, the Company transferred securities from the available for sale category to the held to maturity category. The net unrealized gains of $18,435 and $22,590 at December 31, 2002 and 2001, respectively, relating to these investments transferred to held to maturity are being amortized into investment income using the effective yield method over the lives of the related securities.

     The components of other comprehensive income (loss) are as follows:

                                                                      Amounts           Income       Amounts Net of
                                                                    Before Tax          Taxes              Tax
                                                                   ------------     ------------        -----------
2002

Unrealized holding gains arising during period                      $    20,816      $    (7,286)      $    13,530
Reclassification adjustments for losses realized
  in net income                                                           5,944           (2,080)            3,864
                                                                    -----------     ------------       -----------
Other comprehensive income                                          $    26,760      $    (9,366)      $    17,394
                                                                    ===========     ============       ===========

2001

Unrealized holding losses arising during period                     $    (7,460)     $     2,611       $    (4,849)
Reclassification adjustments for gains realized
  in net income                                                             (44)              15               (29)
                                                                    -----------      -----------       -----------
Other comprehensive income                                          $    (7,504)     $     2,626       $    (4,878)
                                                                    ===========      ===========       ===========

2000

Unrealized holding gains arising during period                      $    25,555      $    (8,944)      $    16,611
Reclassification adjustments for gains realized
  in net income                                                            (207)              72              (135)
                                                                    -----------      -----------       -----------
Other comprehensive income                                          $    25,348      $    (8,872)      $    16,476
                                                                    ===========      ===========       ===========


     The carrying value of investments that were non-income producing during the three-year period ended December 31, 2002 was not material to the Company's consolidated financial position.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


5.       Deferred Policy Acquisition Costs and Cost of Business Acquired

     The balances of and changes in deferred policy acquisition costs and the cost of business acquired as of and for the three years ended December 31, are as follows:

                                                                                2002          2001          2000
                                                                                ----          ----          ----

Deferred policy acquisition costs:
  Balance, beginning of year                                                $   242,170   $   228,679   $   212,860
  Capitalization of acquisition costs                                            68,841        63,407        76,032
  Disposition of insurance business                                                   -             -       (22,893)
  Interest accretion                                                             13,546        12,824        11,062
  Amortization                                                                  (65,556)      (46,290)      (25,241)
  Amounts related to fair value adjustment of fixed maturity securities         (71,450)      (16,450)      (23,141)
                                                                            -----------   -----------   -----------
  Balance, end of year                                                      $   187,551   $   242,170   $   228,679
                                                                            ===========   ===========   ===========

Cost of business acquired:
  Balance, beginning of year                                                $   149,679   $   166,458   $   219,490
  Interest accretion                                                              7,783         8,461        10,361
  Amortization                                                                  (27,820)      (23,633)      (59,014)
  Amounts related to fair value adjustment of fixed maturity securities          (7,600)       (1,607)       (4,379)
                                                                            -----------   -----------   -----------
  Balance, end of year                                                      $   122,042   $   149,679   $   166,458
                                                                            ===========   ===========   ===========


     The estimated amortization and interest accretion of the cost of business acquired for the five years ending December 31, 2007 are as follows:

                                                                                 Interest           Estimated
                                                           Amortization          Accretion         Net Decrease
                                                           ------------          ---------         ------------

         2003                                               $   23,578         $    6,845           $   16,733
         2004                                                   18,489              5,946               12,543
         2005                                                   18,075              5,201               12,874
         2006                                                   16,050              4,608               11,442
         2007                                                    8,088              4,094                3,994


6.       Insurance Liabilities and Reinsurance

     Insurance liabilities at December 31, consist of the following:

                                                                                            2002           2001
                                                                                            ----           ----
Policyholder account balances:
   Universal life-type                                                                 $  1,523,756    $  1,509,821
   Annuities                                                                              1,372,872       1,220,044
                                                                                       ------------    ------------
                                                                                       $  2,896,628    $  2,729,865
                                                                                       ============    ============

Reserves for future policy benefits:
   Traditional life                                                                    $    766,408    $    794,064
   Accident and health                                                                        2,435           2,295
   Supplementary contracts                                                                   52,786          14,996
                                                                                       ------------    ------------
                                                                                       $    821,629    $    811,355
                                                                                       ============    ============

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     At December 31, 2002, approximately 93% of the annuity account balances of the Insurance Companies are subject to surrender charges upon early withdrawal.

     At December 31, 2002 and 2001, the total liability for EIA products, which is included in policyholder account balances on the consolidated balance sheet, was $438,259 and $354,957, respectively. The changes in fair value of the derivatives embedded in the EIA products were decreases of $19,352 and $22,245 for the years ended December 31, 2002 and 2001, respectively.

     The Insurance Companies cede and assume reinsurance with unaffiliated companies. The maximum portion of the risk retained on the life of any individual is $350.

     The Company is party to agreements that coinsure 100% of the Ohio State policies and the policies of three other blocks of life insurance and annuity business to unaffiliated reinsurers (the "Reinsurers"). The Company is also party to agreements with the Reinsurers to reinsure certain risks on the same insurance policies to Americo Financial. These various agreements are collectively referred to as the "Reinsurance Agreements." The Reinsurance Agreements effectively transfer 30% of the profits of the Ohio State policies and one of the other blocks of policies to the Reinsurers. The Reinsurance Agreements provide that the assets and insurance liabilities related to the reinsured policies are to be retained by the Reinsurers. The assets retained by the Reinsurers are held in an escrow account for the benefit of Americo Financial.

       The Company accounts for the Reinsurance Agreements by including the direct and assumed insurance liabilities on its consolidated balance sheet. The Company also records amounts receivable from the Reinsurers equal to the carrying value of the assets held by the Reinsurers. Premiums and policy revenues and policyholder benefits from the reinsured policies are included in the Company's consolidated statement of income. Interest income earned on the assets held by the Reinsurers is recorded as investment income.

     At December 31, the amounts receivable from reinsurers, the cost of business acquired and the insurance liabilities related to the Reinsurance Agreements included on the Company's consolidated balance sheet are as follows:

                                                                 2002              2001
                                                                 ----              ----

Amounts receivable from reinsurers                           $    855,895     $    878,431
Cost of business acquired                                          63,466           77,628
Insurance liabilities                                             893,088          936,432

     The Reinsurance Agreements provide for the Reinsurers to receive a portion of statutory profits from the reinsured policies until the Reinsurers have recovered the initial ceding commission. Upon termination of the Reinsurance Agreements, Americo Financial is required to reimburse the Reinsurers for the amount of any unrecovered ceding commission.

     Amounts receivable from reinsurers consists of the following at December
31:

                                                                                         2002              2001
                                                                                         ----              ----

Amounts recoverable for ceded future policy benefits                                $   1,068,053    $   1,094,041
Unrecovered ceding commission                                                             (37,193)         (58,001)
Amounts recoverable on ceded policy and contract claims                                    22,619           21,477
Amounts recoverable on paid losses                                                          3,066            3,428
Other                                                                                      43,557           64,641
                                                                                    -------------    -------------
                                                                                    $   1,100,102    $   1,125,586
                                                                                    =============    =============

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations would result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2002, no allowance had been established as all amounts were deemed to be collectible.

     Premiums ceded under reinsurance agreements were $63,969, $60,443 and $68,124 for the years ended December 31, 2002, 2001 and 2000, respectively. Reinsurance recoveries netted against policyholder benefits totaled $54,334, $46,551, and $57,307 for the years ended December 31, 2002, 2001 and 2000, respectively. The Insurance Companies are liable for reinsurance ceded to other companies in the event the reinsurers are unable to pay their portion of the policy benefits.

     Certain of the Insurance Companies have ceded blocks of insurance under financial reinsurance treaties to provide funds for acquisitions and other purposes. These reinsurance transactions represent financial arrangements under GAAP and, accordingly, are not reflected in the accompanying financial statements, except for the associated risk fees paid to the reinsurer of $701, $589 and $447 for the years ended December 31, 2002, 2001 and 2000, respectively. For statutory accounting purposes, these financial reinsurance transactions provide a reserve credit that increases statutory surplus at December 31, 2002 by $13,458, net of the effects of income taxes.

     In May 2000, the Company entered into an agreement to permanently reinsure a block of payroll-deduction life insurance business to an unaffiliated company on an indemnity coinsurance basis using an effective date of January 1, 2000. However, the policy liabilities remain as direct liabilities to the Company in the accompanying consolidated financial statements. As of the effective date, liabilities associated with these policies totaled $138,458. Under the reinsurance agreement, the Company transferred cash assets totaling $100,001 and miscellaneous assets totaling $17,177 to the unaffiliated reinsurer. In addition, the Company removed deferred policy acquisition costs totaling $22,893 from its consolidated financial statements in conjunction with this disposition. To fund the cash transfer, the Company sold held to maturity securities with an amortized cost of $58,141 and realized net investment losses of $196 on those sales. The Company has continued to service these policies for a fee paid by the reinsurer. Amounts receivable from this reinsurer related to this agreement totaled $140,300 and $138,268 at December 31, 2002 and 2001, respectively.

7.       Notes Payable

     Notes payable at December 31, are comprised of the following:

                                                                                           2002           2001
                                                                                           ----           ----

Senior subordinated notes bearing interest at 9.25%, due 2005                          $    91,500    $    91,500
Unsecured discounted $12,000 notes, bearing interest at an effective interest rate
  of 11.5%, payable in semi-annual equal installments due 2010                               3,130          6,766
Unsecured discounted $5,000 note, bearing interest at an effective interest rate of
  12.0%, due 2015                                                                                -          3,197
Other                                                                                           56             84
                                                                                       -----------    -----------
                                                                                       $    94,686    $   101,547
                                                                                       ===========    ===========

     The senior subordinated notes (the "Notes") of $91,500 are net of $8,500 of Notes owned by the Company's insurance subsidiaries at December 31, 2002 and 2001. The Notes are redeemable at the option of the Company, in whole or in part, at 100% of the principal amount on January 1, 2001 and thereafter. On January 31, 2003, one of the Company's subsidiaries purchased an additional $7,000 of the outstanding Notes.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     The unsecured discounted notes bear interest at 6.5% per annum payable semi-annually and rank pari passu with the Notes. The Company recorded these unsecured discounted notes at their fair value at the date of issuance using effective interest rates of 11.5% and 12.0%. On December 23, 2002, the Company purchased two of the unsecured discounted notes with combined carrying value of $6,373 from the holders for $5,109, resulting in a gain of $1,264, which is included in other income on the Company's consolidated statement of income. The unamortized discount on the remaining note at December 31, 2002 was $576.

     The Notes contain certain covenants including, but not limited to, limitations on indebtedness, liens securing indebtedness, sale or issuance of capital stock of the Company's subsidiaries, restricted payments, issuance of other subordinated indebtedness, investments, dividends and other distributions by the Company's subsidiaries and transactions with affiliates. The Company was in compliance with all of its debt covenants at December 31, 2002.

     The aggregate principal payments due on the Company's notes payable during each of the next five years are as follows:


           2003                                   $      346
           2004                                          314
           2005                                       91,852
           2006                                          393
           2007                                          440
           Later years                                 1,341
                                                  ----------
                                                  $   94,686
                                                  ==========

8.       Stockholder's Equity and Statutory Surplus

     On December 31, 2001, the Company issued 1,350,000 shares of cumulative Series A Preferred Stock to FHC in exchange for an equal number of shares of FHC cumulative preferred stock. The Company authorized a total of 2,000,000 shares of Series A Preferred Stock, which ranks senior to the Company's common stock as to dividends and liquidation rights. The Company's preferred stock and the FHC preferred stock each have a par value of $1.00 per share and a stated value of $100 per share. Cumulative annual dividends on the Company's preferred stock of 3.38% plus the three-month LIBOR rate are payable quarterly, either in cash or in additional shares of preferred stock. Cumulative annual dividends on the FHC preferred stock of 3.11% plus the three-month LIBOR rate are payable quarterly, either in cash or in additional shares of FHC preferred stock. The Company is required to redeem any outstanding shares of the Series A Preferred Stock on December 31, 2016 for $100 per share plus any unpaid dividends. The FHC preferred stock is discussed further in Note 10 herein.

     During 2002, the Company paid dividends on its preferred stock of $7,225, consisting of 61,500 shares of newly issued preferred stock and $1,075 of cash. During 2002, the Company received dividends on FHC preferred stock of $6,855, consisting of 61,500 shares of newly issued preferred stock and $705 of cash.

     The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock and the dividends received on the FHC preferred stock are both recorded directly to retained earnings.

     The Company received a capital contribution from FHC during 2002 of $30,000 of cash.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


     The Insurance Companies are required by the Texas Department of Insurance to maintain minimum levels of statutory capital and surplus. The reported statutory capital and surplus of each company at December 31, 2002 was:

                                                     Reported Statutory
              Company                                Capital and Surplus
              -------                                -------------------
              United Fidelity                          $    123,334
              Great Southern                                 52,260
              Americo Financial                             130,095
              National Farmers                               31,494
              Ohio State                                      5,950
              Financial Assurance                             6,759

     Dividend distributions of the Insurance Companies to their respective stockholder exceeding the greater of statutory net gain from operations during the preceding year or 10% of capital and surplus at the end of the preceding year are subject to the prior approval of the Texas Department of Insurance. Dividends from the Insurance Companies may be paid only from statutory earned surplus as determined in accordance with accounting practices prescribed or permitted by the Texas Department of Insurance. In addition, the National Association of Insurance Commissioners ("NAIC") has minimum risk-based capital requirements that effectively restrict the payment of dividends by the Insurance Companies. At December 31, 2002 the Insurance Companies had statutory capital and surplus in excess of the levels required by the NAIC risk-based capital guidelines.

     The AICPA's Statement of Position No. 01-05 ("SOP 01-05") "Amendments to Specific AICPA Pronouncements for Changes Related to the NAIC Codification" amends SOP 94-5 "Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises" in response to the completion of the codification of statutory accounting principles for insurance companies. SOP 01-05 requires the disclosure of prescribed or permitted statutory accounting practices and the related effect on statutory surplus of using an accounting practice that differs from either state prescribed statutory accounting practices or NAIC codified statutory accounting principles. These disclosures were required beginning with financial statements issued for fiscal years ending after December 15, 2001.

     Texas insurance accounting regulations allow insurance companies to admit certain furniture and equipment in excess of the levels allowed by NAIC statutory accounting principles. As a result, the consolidated statutory surplus of the Insurance Companies was $1,011 greater than under NAIC statutory accounting principles at December 31, 2002.

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

                                                                    2002             2001              2000
                                                                    ----             ----              ----
           Capital stock and surplus                             $  145,016        $  137,274       $  136,216
           Net income (loss)                                         (1,420)           12,361            2,288

     Effective January 1, 2001, the state of Texas, in which all the Insurance Companies are domiciled, adopted the Codification of Statutory Accounting Principles for life insurers. The implementation of these standardized accounting principles increased the statutory surplus of the Insurance Companies by approximately $11,593, primarily due to the recognition of an admissable deferred tax asset.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9.       Income Taxes

     The Company files a consolidated federal life and non-life income tax return with FHC and FHC's eligible life and non-life subsidiaries. As Financial Assurance is ineligible to join in the filing of the consolidated return, it files a separate return. The Company and its subsidiaries are charged or credited an amount of federal income tax equal to the tax that would have been due for each entity on a separate return basis in accordance with a written tax allocation agreement. Net operating losses of members in each consolidated return are utilized on a first-in, first-out basis.

      The provision for U.S. federal income taxes for the years ended December 31, is comprised of the following:

                                                                                2002          2001          2000
                                                                                ----          ----          ----

Current tax provision (benefit)                                             $    (18,983) $    (5,450)  $        74
Deferred tax provision                                                            25,023       11,107         7,494
                                                                            ------------  -----------   -----------
   Provision for income taxes                                               $      6,040  $     5,657   $     7,568
                                                                            ============  ===========   ===========

     The provision for income taxes differed from the amounts computed by applying the applicable U.S. statutory federal income tax rate of 35% to pretax income from continuing operations as a result of the following differences:

                                                                                2002          2001          2000
                                                                                ----          ----          ----

Computed tax at statutory rate                                              $     8,644   $     5,932   $     7,854
Change in tax resulting from:
   Availability of dividends received deduction to offset taxable
    temporary differences                                                          (115)         (325)         (347)
   Reduction in estimate for deferred tax liabilities                            (2,553)            -             -
   Other                                                                             64            50            61
                                                                            -----------   -----------   -----------
     Provision for income taxes                                             $     6,040   $     5,657   $     7,568
                                                                            ===========   ===========   ===========


     The Company's net deferred federal tax liabilities are comprised of the tax cost or benefit associated with the following items based on the 35% tax rate in effect:

                                                                                2002          2001
                                                                                ----          ----
Deferred tax liability:
    Cost of business acquired                                               $    55,128   $    67,569
    Deferred income                                                              47,250        47,250
    Deferred policy acquisition costs                                            34,402        55,982
    Investments                                                                   7,357             -
    Net unrealized investment gains                                              26,116        16,676
    Other                                                                         8,198         4,023
                                                                            -----------   -----------
         Total deferred tax liability                                           178,451       191,500
                                                                            -----------   -----------
Deferred tax asset:
    Policy reserves                                                              63,602        65,080
    Agent balances                                                                2,546         3,967
    Investments                                                                       -         5,827
    Utilization of net operating losses                                          13,265        35,966
    Unearned policy revenues                                                      1,779        17,817
                                                                            -----------   -----------

Deferred income tax asset before valuation allowance                             81,192       128,657
    Less: valuation allowance                                                    (2,982)       (2,982)
                                                                            ------------  -----------
         Total deferred tax asset                                                78,210       125,675
                                                                            -----------   -----------
Net deferred tax liability                                                  $   100,241   $    65,825
                                                                            ===========   ===========

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     A valuation allowance is provided related to the tax benefits of loss carryovers and deductible differences, because it is more likely than not that these benefits will not be realized.

     Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "Policyholders' Surplus Account" ("PSA"). Federal income taxes will become payable on this account at the then-current tax rate when and to the extent the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously-taxed income. At December 31, 2002, the Insurance Companies had aggregate balances in their PSA of approximately $11,549. Federal income tax of $4,043 would be due if the entire balance were distributed at the current income tax rate of 35%. No provision has been recorded relating to any potential distributions from the PSA subsequent to December 31, 2002.

     At December 31, 2002, the Insurance Companies with balances in their PSA had aggregate balances in their Shareholder Surplus Accounts of approximately $114,367 from which distributions could be made without incurring any federal tax liability with respect to the PSA accounts.

     Certain subsidiaries have net operating loss carryovers totaling approximately $37,899 that will begin to expire in 2009 if unutilized. Utilization of $3,043 of the losses is limited to income generated on a separate return basis.

     FHC was notified on February 21, 2003 that the Internal Revenue Service has selected its 2000 and 2001 federal income tax returns for examination. As the Company is included in such returns, adjustments could be proposed. The Company does not believe that the examination will have a material adverse impact on its consolidated financial statements.

10.      Commitments and Contingencies

     The Company leases certain data processing equipment and office space, some of which are leased from related parties under operating leases. Rental expense was $3,765, $4,540 and $4,811 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in other operating expenses. Approximate future minimum lease commitments for leases whose terms are greater than one year at December 31, 2002 are as follows:

                  2003                      $   2,737
                  2004                          2,390
                  2005                          2,386
                  2006                          2,386
                  2007                          1,675
                  Thereafter                    3,732
                                            ---------
                                            $  15,306
                                            =========


     Notzon, et al. v. The College Life Insurance Company of America, et al., 111th District Court of Webb County, Texas, No. 99-CVF-00697. Americo Financial, formerly known as The College Life Insurance Company of America, as well as some affiliates of the Company, were defendants in this certified class action, which was filed on July 2, 1999, in which the plaintiffs alleged various misrepresentations, deceptive trade practices and statutory violations in connection with the marketing and administration of deferred annuity and life insurance products sold to school teachers and others. The suit sought actual, rescissory, treble and punitive damages, as well as injunctive and declaratory relief. The class consisted of certain present and former owners of certain annuities and interest-sensitive life insurance policies issued or acquired by Americo Financial between January 1, 1993 and October 1, 2001.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     By orders dated January 25, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were filed. Under the terms of the settlement, Americo Financial has agreed, among other things:

  o to provide three years of free accidental death benefit coverage to most of the class members;
  o to create a claim resolution process to resolve claims of individual class members;
  o to pay the named plaintiffs and their attorneys a cash payment of $1,945; and
  o      to pay the administrative costs of the settlement.

In the claim resolution process, the relief to be provided by Americo Financial will consist of cash awards and credits, premium vouchers, policy modifications, accidental death benefit coverage and interest. The relief under the claim resolution process will have a total stated value of between $1,500 and $4,200. The claim resolution process is ongoing. Both the settlement and the order approving the settlement acknowledge that Americo Financial and its co-defendants have denied, and continue to deny, all allegations of wrongdoing. Most of the life insurance and annuity policies sold to the class were marketed through companies that were acquired by the Company in 1998. As part of that acquisition, Americo Life, Inc. and Americo Financial obtained certain indemnity rights from the seller, Robert L. Myer, and certain companies affiliated with Mr. Myer. On March 7, 2003, an American Arbitration Association arbitration panel issued an arbitration award against Mr. Myer and those affiliated companies, requiring them to reimburse Americo Life, Inc. and Americo Financial approximately $4,800 for their defense and settlement costs in the class action, plus additional amounts to be awarded upon the conclusion of the claim resolution process.

     In connection with the Notzon litigation referred to above, on December 31, 2001, Americo Retirement Services, Inc. ("ARS"), a wholly-owned subsidiary of Americo Life, Inc., established a grantor trust (the "Trust") for the purpose of paying potential distributions to claimants arising from the Notzon litigation. The Trust was funded with FHC preferred stock contributed to ARS by Americo Life, Inc. In order to fund its obligations, the Trust is authorized to sell shares of the FHC preferred stock as necessary. FHC has the right of first refusal on any shares the Trust offers for sale. The Trust will exist until all such obligations for which it has been made responsible have been paid or expired. At such time, any assets remaining in the Trust will revert to ARS. The accounts of the Trust are included in the consolidated financial statements of the Company.

     In re Great Southern Life Insurance Company Sales Practices Litigation, United States District Court for the Northern District of Texas, MDL No. 1214. In this certified class action, which arose out of four cases filed between February 1997 and September 1997 that were consolidated in May 1998 for multi-district litigation pretrial proceedings, the plaintiffs alleged deceptive sales practices in the marketing of Great Southern's whole life and universal life insurance policies and sought unspecified compensatory, punitive and/or treble damages, as well as declaratory, injunctive and other equitable relief. The plaintiffs alleged that the deceptive sales practices dated back to 1982, seven years before Great Southern was acquired by the Company in 1989. The class consisted of certain present and former policyholders who purchased interest-sensitive whole life and universal life insurance policies issued or acquired by Great Southern between January 1, 1982 and December 31, 1999. On January 15, 2002, the Court approved a class-wide settlement and dismissed with prejudice the claims of the class members. The orders approving the settlement are now final, as no appeals were filed. Under the terms of the settlement, Great Southern agreed, among other things:

  o to issue to class members certificates for premium discounts on future purchases of certain life insurance policies and annuities from Great Southern and its affiliates;
  o to pay class members at least 50% of Great Southern's future earnings on the class members' policies for either 10 years or until a specified amount, ranging between $21,000 and $26,000, has been paid, whichever takes longer;
  o to pay the plaintiffs' attorneys an initial payment of $750, followed by periodic payments equal to 22.38% of all amounts paid to the class members under the provision noted above; and
  o      to pay the administrative costs of the settlement.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Both the settlement and the Court's order approving the settlement acknowledge that Great Southern has denied, and continues to deny, all the allegations of misconduct.

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Of those present and former policyholders who filed such notices, approximately 1,600 policyholders owning approximately 2,800 policies have notified Great Southern that they are represented by counsel. In early February, 2002, Great Southern filed actions in 12 states against approximately 1,300 of these policyholders owning approximately 2,100 of these policies seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel on Multidistrict Litigation has transferred the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings as part of MDL No. 1214 referenced above. In addition, several other policyholders who sent in exclusion notices have filed separate actions against Great Southern in several states asserting claims related to allegedly deceptive sales practices and seeking actual and punitive damages. Approximately nine such individual policyholder actions are pending at this time, five of which have been transferred or conditionally transferred to MDL No. 1214 for consolidated pretrial proceedings. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or if the outcomes of the above-referenced actions are adverse to it.

     Gularte v. Fremont Life Ins. Co., et al., Los Angeles Superior Court, Los Angeles, California, Case No. BC193703. On July 16, 1998, Great Southern, Fremont Life Insurance Company and Fremont General Corporation were named as defendants in a purported class action lawsuit brought by an annuity purchaser arising out of the sale of, and imposition of surrender charges under, deferred annuity contracts. The annuity product in question, including the challenged provisions, was created by Fremont Life Insurance Company. On April 2, 1999, the Court entered judgment dismissing with prejudice the action against Great Southern and all other defendants. On May 31, 2000, the California Court of Appeals affirmed the dismissal of the plaintiff's fraud and reformation claims, but reversed the dismissal of three claims alleging breach of contract on unconscionability grounds, breach of covenant of good faith and fair dealing and statutory unfair business practices (California Business and Professions Code ss.17200). Following remand, the plaintiff narrowed the definition of the purported class to California residents who purchased certain specified deferred annuities when they were 80 years or older, and who were assessed a surrender charge in connection with a death claim. On December 9, 2002, the trial court denied the plaintiff's motion for class certification of the claims alleging breach of contract on unconscionability grounds and breach of covenant of good faith and fair dealing. These two claims were set for trial as to the plaintiff individually on May 5, 2003. The plaintiff is seeking actual and punitive damages, prejudgment interest and attorneys' fees in connection with these claims. The Court has stated that after that trial has been completed, it will rule on the motion for class certification solely as it relates to the statutory unfair business practices claim and adjudicate the merits of that claim. With respect to this claim, the plaintiff seeks to recover, on behalf of the other annuity purchasers as defined above, restitutionary relief including reimbursement of the surrender charges assessed in connection with the death claims and disgorgement of the profits realized these surrender charges, injunctive relief prohibiting future assessment of surrender charges in connection with death claims and attorneys' fees. The Fremont defendants have assumed Great Southern's defense in this action, and Great Southern believes that the Fremont defendants are contractually obligated to indemnify it in connection with any adverse judgment.

     Barr v. Great Southern Life Insurance Company, et. al., First Judicial District Court of Santa Fe, New Mexico, Case No. D-0101-CV-2002-01927. This purported class action lawsuit was filed on September 5, 2002 against Great Southern and another entity, Ohio Life Insurance Company, that is not affiliated with the Company. The plaintiff, on behalf of herself and all current owners of individual insurance policies issued by Great Southern who paid premiums on a monthly, quarterly, or semi-annual basis, alleges that Great Southern engaged in unfair, deceptive and illegal practices by allegedly failing to disclose the dollar amount and effective annual percentage rate of the extra cost associated with paying premiums on a modal basis. The plaintiff has requested for herself and the putative class an award of damages, treble damages, punitive damages, attorneys' fees, interest, injunctive relief and declaratory relief. Great Southern initially removed the action to federal court; however, on January 27, 2003 the action was remanded back to state court.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Lukens, et al. v. Ohio State Life Insurance Company, Los Angeles County Superior Court, California, Case No. BC 263545. On December 13, 2001, this purported class action lawsuit was filed against Ohio State. The suit alleges that, on or before June 25, 1990, which was approximately seven years prior to the Company's acquisition of Ohio State in 1997, Ohio State breached the terms of certain of its universal life policies by increasing its cost of insurance rates without justification. The suit alleges that the increased rates were improperly motivated by Ohio State's desire to increase its revenues by, among other things, passing on to policyholders its increased tax liabilities under 1990 federal legislation governing the tax accounting for deferred policy acquisition costs. The suit currently asserts claims for breach of contract and breach of the covenant of good faith and fair dealing. On November 12, 2002, the court granted, in part, a motion brought by Ohio State to strike the class allegations in the complaint and limited the purported class, if any, to California residents only. No class has yet been certified. The suit seeks compensatory and exemplary damages in unspecified amounts, as well as injunctive relief and restitution.

     Ernesto Cortes v. Ohio State Life Insurance Company, 11th Judicial Circuit Court, Dade County, Florida, Case No. 016122 CA 22. On March 13, 2001, this purported class action lawsuit was filed against Ohio State. The suit alleges that Ohio State breached its obligations under a term life insurance policy purchased by the plaintiff by failing to observe the guaranteed features of the policy. The suit seeks damages in an unspecified amount, prejudgment interest and attorney's fees on behalf of the plaintiff and a purported national class of others similarly situated.

     Penn-Mont v. Great Southern Life Insurance Company, Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 002436. On November 18, 2002, Penn-Mont Benefit Services, Inc. ("Penn-Mont") entered a confessed judgment against Great Southern in the amount of $11,500 in the Pennsylvania Court of Common Pleas, Philadelphia County. Penn-Mont entered the confessed judgment purportedly pursuant to terms in a confidentiality agreement between Penn-Mont and Great Southern, which, among other things, prohibits disclosure of confidential information. Penn-Mont alleges Great Southern disclosed confidential information and breached other provisions of the confidentiality agreement. Great Southern denies any breach of the confidentiality agreement, and has filed a petition with the Court to strike or open the judgment. The parties are presently awaiting a decision by the Court. Pending the Court's decision, the Court stayed enforcement of the judgment against Great Southern.

     California Attorney General Investigation. California's Attorney General has raised certain questions and concerns regarding disclosures and operations of the Company's retained asset account program. Under this program, death benefits due to life insurance beneficiaries are retained by the Company in an account (referred to as an "FAA" or financial asset account) that is accessible in whole or in part by drafts drawn by the beneficiaries. The California Attorney General's Office has advised the Company that it would consider resolving its concerns regarding the FAA program by way of the Company paying an unspecified civil penalty and stipulating to a judgment with injunctive provisions that would prohibit the Company from engaging in specified actions objected to by the California Attorney General.

      Although the Company believes that its conduct of the FAA program was lawful, the Company has decided to terminate the program in California effective as of January 31, 2003 and has so advised the California Attorney General. Substantially all of the Company's FAA program accounts with California addresses have now been closed and funds due to beneficiaries have been paid along with applicable interest accrued. The California Attorney General's Office has not yet responded to the Company's notification that its FAA program has been terminated in California. The Company does not know whether, or to what extent, the California Attorney General will pursue its request for a stipulated judgment and its request that the Company pay a civil penalty. To date, no formal proceeding has yet been instituted against the Company in connection with this investigation.

     Americo Life, Inc. and its subsidiaries named in the above pending actions deny any allegations of wrongdoing. The plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, and such amounts could be large. There can be no assurance that any one or more of these matters, if adversely determined, will not exceed amounts provided for in the Company's consolidated financial statements or will not have a material adverse effect on the financial condition of the Company.

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     The Company is also named as defendant in a number of other lawsuits arising from the normal course of business; however, management does not expect that these will result in a material loss to the Company.

11.      Employee Benefit Plans

     Great Southern is a sponsor of several contributory postretirement benefit plans that provide life and medical insurance to participating retired employees and agents. Great Southern's former parent assumed responsibility for employees and agents who retired on or after August 1, 1984. Future costs of benefits for employees and agents who retired prior to August 1, 1984 are the responsibility of the Company. A liability for these postretirement benefits of $1,562 and $1,557 is included in other liabilities at December 31, 2002 and 2001, respectively.

12.      Segment Information

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by market. The Company's reportable segments are: life insurance operations and asset accumulation products operations. The life insurance segment includes traditional term, whole life insurance, universal-life insurance and annuity products. This segment primarily consists of insurance business acquired by the Company. The asset accumulation products segment includes primarily annuity products sold to public school teachers and administrators and to the senior market. The Company's business is conducted primarily in the United States.

     The financial results of the Company's segments are presented on a GAAP basis. Net investment income and operating expenses are allocated to its life insurance operations and asset accumulation operations segments based on the Company's internal projections. The Company evaluates the performance of its segments and allocates resources to them based on income before provision for income taxes. All intersegment revenues have been eliminated.

     The table below presents information about the reported revenues and income before provision for income taxes. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

                                                     Asset
                                                  Accumulation
                               Life Insurance      Products         Reconciling      Consolidated
                                 Operations        Operations          Items            Totals
                               --------------     ------------      -----------      ------------
Revenues
     2002                       $    372,556     $     73,464      $    (14,770)    $    431,250
     2001                            362,363           62,992            (1,337)         424,018
     2000                            380,255           57,845            12,327          450,427

Amortization expense
     2002                       $     57,181     $     11,700      $      1,330     $     70,211
     2001                             27,301           14,099             1,509           42,909
     2000                             68,854           (1,383)              527           67,998

Income (loss) before provision
  for income taxes
     2002                       $     46,253     $     10,207      $    (31,764)    $     24,696
     2001                             50,955           (1,357)          (32,648)          16,950
     2000                             46,853           10,610           (35,023)          22,440

                      Americo Life, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements



     Significant reconciling items to amounts reported in the Company's consolidated financial statements that are not allocated to specific segments include interest expense and a portion of net investment income, operating expenses, net realized investment gains (losses) and certain non-recurring transactions, such as gains from the sale of subsidiaries.

13.      Related Parties

     The Company and FHC are parties to advisory and data processing services agreements. Under the advisory agreement, FHC supervises and directs the composition of the investment portfolios of the Company and its subsidiaries in accordance with their respective objectives and policies. For these services, FHC is compensated based on the aggregate statutory book value of the investments of the Insurance Companies. Under the data processing agreement, FHC provides the Company and its subsidiaries with record-keeping services for certain life insurance and annuity products. The Company pays FHC an amount equal to the amount FHC pays its data processing vendor plus amortization of FHC's development costs. The Company and its subsidiaries are also involved in a cost-sharing agreement with FHC with respect to air transportation expenses arising from the use of an airplane owned by FHC.

     United Fidelity leases office space from a partnership in which a related party has a 50% interest. The Company leases to FHC a building that is occupied by FHC. In addition, the Company utilizes a laboratory for underwriting purposes that is partially-owned by several stockholders of FHC.

     Amounts due from affiliates at December 31, 2002 and 2001 include $8,661 and $1,807, respectively, due from FHC arising from intercompany tax allocation.

     The following table summarizes the related party transactions for the three years ended December 31:

                                                                                2002          2001          2000
                                                                                ----          ----          ----

Data processing agreement between the Company and FHC                       $   8,426     $   8,552     $   8,811
Advisory agreement between the Company and FHC                                  4,150         3,935         4,864
Air transportation cost sharing agreement                                         335           328           440
Rental expense                                                                  1,477         1,445         1,474
Laboratory services                                                               453           341           337

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

                      Report of Independent Accountants on
                          Financial Statement Schedules


  To the Board of Directors and
  Stockholder of Americo Life, Inc.:

  Our audits of the consolidated financial statements referred to in our report dated March 27, 2003 appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 15(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




  PricewaterhouseCoopers LLP
  Kansas City, Missouri
  March 27, 2003

                                                                    Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                                  Balance Sheet
                             (Dollars in thousands)
                           December 31, 2002 and 2001


                                                                                              2002          2001
                                                                                              ----          ----
                                         Assets
Fixed maturity securities, available for sale, at market (cost: $0 and $1,006)            $         -   $     1,030
Fixed maturity, trading, at market (cost: $1,005 and $0)                                        1,094             -
Equity securities, at market (cost: $9,612 and $9,187)                                         20,056        27,155
Investment in subsidiaries                                                                    298,780       221,080
Cash and cash equivalents                                                                         703           643
Surplus debentures receivable                                                                 119,929       120,722
Property and equipment, net                                                                     1,068           594
Due from broker                                                                                32,415            51
Other assets                                                                                    7,692         8,916
                                                                                          -----------   -----------
   Total assets                                                                           $   481,737   $   380,191
                                                                                          ===========   ===========

                          Liabilities and Stockholder's Equity
Notes payable                                                                             $   109,518   $   109,963
Accrued interest payable                                                                          829           839
Amounts due to affiliates                                                                      11,829         3,252
Deferred income taxes                                                                           6,317        10,012
Due to broker                                                                                  34,159           746
Other liabilities                                                                               3,097         3,071
                                                                                          -----------   -----------
   Total liabilities                                                                          165,749       127,883
                                                                                          -----------   -----------

Stockholder's equity:
Common stock ($1 par value, 30,000 shares authorized, 10,000 issued and
  outstanding)                                                                                     10            10
Preferred stock, net of investment in parent company preferred stock                                -             -
Additional paid-in capital                                                                     33,745         3,745
Accumulated other comprehensive income                                                         48,151        30,757
Retained earnings                                                                             234,082       217,796
                                                                                          -----------   -----------
   Total stockholder's equity                                                                 315,988       252,308
                                                                                          -----------   -----------
   Total liabilities and stockholder's equity                                             $   481,737   $   380,191
                                                                                          ===========   ===========






                  See notes to condensed financial statements

                                                                    Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                               Statement of Income
                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                2002          2001          2000
                                                                                 ----          ----          ----
Income
   Management and data processing fees from subsidiaries                    $    11,965   $    11,916   $    12,301
   Interest income on surplus debentures receivable                              10,585        11,218        11,306
   Net investment income (loss)                                                  (1,301)          903           143
   Net realized investment gains (losses)                                        (6,801)          439        (1,644)
   Other income                                                                       -           119         1,627
                                                                            -----------   -----------   -----------
     Total income                                                                14,448        24,595        23,733
                                                                            -----------   -----------   -----------

Expenses
   Management and advisory fees to parent                                        12,577        12,487        13,675
   Interest expense                                                              10,385        10,440        10,515
   Other operating expenses                                                       1,433        (5,226)        1,423
   Amortization expense                                                             422           691           923
                                                                            -----------   -----------   -----------
     Total expenses                                                              24,817        18,392        26,536
                                                                            -----------   -----------   -----------
     Income (loss) before provision for income taxes and equity in income
       of subsidiaries                                                          (10,369)        6,203        (2,803)
Provision for income taxes                                                       (3,780)        1,847        (1,008)
                                                                            ------------  -----------   -----------
     Income (loss) before equity in income of subsidiaries                       (6,589)        4,356        (1,795)
Equity in income of subsidiaries                                                 25,245         7,769        16,667
                                                                            -----------   -----------   -----------
     Net income                                                             $    18,656   $    12,125   $    14,872
                                                                            ===========   ===========   ===========




                   See notes to condensed financial statements

                                                                    Schedule II
                       Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                             Statement of Cash Flows
                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                2002          2001          2000
                                                                                ----          ----          ----
Cash flows from operating activities
  Net income                                                                $   18,656    $   12,125    $   14,872
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization                                                  952         1,258         1,561
    Undistributed equity in earnings of subsidiaries                           (25,245)       (7,769)      (16,667)
    Decrease in other assets, net of amortization                                  616           204         1,716
    Increase (decrease) in other liabilities                                        15        (6,319)       (1,654)
    Provision for deferred income taxes                                         (1,350)        2,272          (948)
    Increase (decrease) in amounts due to/from affiliates                        8,577         2,941        (4,474)
    Change in trading securities                                                (8,022)            -             -
    Net realized (gains) losses on investments                                   6,801          (439)        1,644
    Other changes                                                                  302           300           299
                                                                            ----------    ----------    ----------
    Total adjustments                                                          (17,354)       (7,552)      (18,523)
                                                                            ----------    ----------    ----------
    Net cash provided (used) by operating activities                             1,302         4,573        (3,651)
                                                                            ----------    ----------    ----------

Cash flows from investing activities
  Purchases of equity securities                                                  (936)         (105)         (264)
  Sales of equity securities                                                     1,463             -         3,182
  Purchases of fixed maturity investments                                            -        (1,007)            -
  Sales of fixed maturity investments                                            1,030             -             -
  Investment in subsidiary                                                     (30,000)           (1)            -
  Principal collected on surplus debentures receivable                             746           950           906
  Change in due to/from brokers                                                  1,050          (473)         (947)
  Change in other invested assets                                                  232          (488)          206
  Purchases of property and equipment, net                                      (1,005)         (186)         (266)
                                                                            ----------    ----------    ----------
    Net cash provided (used) by investing activities                           (27,420)       (1,310)        2,817
                                                                            ----------    ----------    ----------

Cash flows from financing activities
  Capital contribution from parent                                              30,000             -             -
  Repayments of notes payable                                                     (747)         (700)         (655)
  Dividends paid on common stock                                                (2,000)       (2,000)       (2,000)
  Dividends paid on preferred stock                                             (1,075)            -             -
                                                                            ----------    ----------    ----------
  Net cash provided (used) by financing activities                              26,178        (2,700)       (2,655)
                                                                            ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                                60           563        (3,489)
Cash and cash equivalents at beginning of year                                     643            80         3,569
                                                                            ----------    ----------    ----------
Cash and cash equivalents at end of year                                    $      703    $      643    $       80
                                                                            ==========    ==========    ==========

Supplemental disclosure of cash flow information
  Cash paid during year for interest                                        $    9,183    $   10,165    $   10,349

Supplemental schedule of noncash investing and financing
 activities
 Dividend of equity subsidiary to parent                                    $        -    $    7,601    $        -

                   See notes to condensed financial statements

                                                                Schedule II
                   Americo Life, Inc. and Subsidiaries

                  Condensed Financial Information of Registrant
                    Notes to Condensed Financial Information
                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

     During 2002, the Company received a capital contribution of $30,000 of cash from FHC. The Company contributed this $30,000 of cash to United Fidelity.

     The Company holds surplus debentures receivable from United Fidelity with a total carrying value at December 31, 2002 of $119,929, including accrued interest receivable of $631. The surplus debentures bear interest, paid either annually or quarterly, of 9.25% per annum. The aggregate surplus debenture principal payments due to the Company during each of the next five years are as follows:


           2003                               $   16,921
           2004                                      848
           2005                                   91,664
           2006                                      964
           2007                                    1,027
           Later years                             7,874
                                              ----------
                                              $  119,298
                                              ==========

     The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in this Form 10-K.

                                                                    Schedule IV
                       Americo Life, Inc. and Subsidiaries

                                   Reinsurance
                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                                        Percentage
                                                                       Assumed                          of Amount
          Year Ended                 Gross        Ceded to Other      From Other           Net           Assumed
         December 31,                Amount          Companies        Companies           Amount         to Net

2002
Insurance in force              $   39,471,293    $   14,649,998   $      426,711    $   25,248,006          1.7%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      281,446    $       63,969   $        2,605    $      220,082          1.2%
                                ==============    ==============   ==============    ==============          ====

2001
Insurance in force              $   41,730,003    $   13,926,057   $      396,337    $   28,200,283          1.4%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      262,427    $       60,443   $        4,899    $      206,883          2.4%
                                ==============    ==============   ==============    ==============          ====

2000
Insurance in force              $   43,537,028    $   14,512,268   $      300,465    $   29,325,225          1.0%
                                ==============    ==============   ==============    ==============          ====

Premiums                        $      281,055    $       68,124   $        7,760    $      220,691          3.5%
                                ==============    ==============   ==============    ==============          ====

                                                                     Schedule V
                       Americo Life, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
                             (Dollars in thousands)
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                      Additions
                                                              ---------------------------
                                                 Balance at    Charged to    Charged to                  Balance at
         Year Ended                              Beginning      Cost and       Other                       End of
         December 31,                            of Period      Expenses     Accounts(1)   Deductions      Period
         ------------                            ---------      --------     ---------     ----------      ------

2002
Allowance for receivables from agents           $    11,183   $     1,507   $         -   $     5,567   $     7,123
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $    11,183   $     1,507   $         -   $     5,567   $     7,123
                                                ===========   ===========   ===========   ===========   ===========

2001
Reserve for impairment of mortgage loans
 on real estate                                 $       300   $         -   $         -   $       300   $         -
Allowance for receivables from agents                 4,951         4,017         2,215             -        11,183
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     5,251   $     4,017   $     2,215   $       300   $    11,183
                                                ===========   ===========   ===========   ===========   ===========

2000
Reserve for impairment of mortgage loans
 on real estate                                 $       300   $         -   $         -   $         -   $       300
Write-down for impairment of real estate                 68             -             -            68             -
Allowance for receivables from agents                 4,242           709             -             -         4,951
                                                -----------   -----------   -----------   -----------   -----------
   Total                                        $     4,610   $       709   $         -   $        68   $     5,251
                                                ===========   ===========   ===========   ===========   ===========


(1)      Amounts transferred from other allowance accounts.