Form 10-Q
period 2003-03-31
AMERICO LIFE INC
filed 2003-05-15
CIK 908139

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

                      QUARTERLY REPORT PURSUANT TO SECTION
              13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934*

                For the Quarterly Period Ended March 31, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes        No X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
        Class and Title of                          Shares Outstanding
          Capital Stock                             as of May 12, 2003
          -------------                             ------------------
   Common Stock $1.00 Par Value                            10,000

*Registrant is a voluntary filer under Section 15(a).

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In thousands - unaudited)

                                                                                      March 31,          December 31,
                                                                                        2003                 2002
                                                                                        ----                 ----
Assets
Investments:
   Fixed maturities:
     Held to maturity, at amortized cost (market: $572,016 and $621,096)           $      525,554       $      574,477
     Available for sale, at market (amortized cost: $1,806,201and $1,634,497)           1,917,522            1,736,692
     Trading, at market (amortized cost: $57,789 and $37,137)                              58,329               38,533
   Equity securities, at market (cost: $42,996 and $42,502)                                46,840               54,443
   Investment in equity subsidiaries                                                       17,930               18,226
   Mortgage loans on real estate, net                                                     282,875              288,225
   Investment real estate, net                                                              9,391               15,637
   Policy loans                                                                           180,449              183,072
   Other invested assets                                                                   31,331               29,895
                                                                                   --------------       --------------
     Total investments                                                                  3,070,221            2,939,200

Cash and cash equivalents                                                                  89,356              225,785
Accrued investment income                                                                  36,642               35,106
Amounts receivable from reinsurers                                                      1,107,991            1,100,102
Other receivables                                                                         131,841               76,737
Deferred policy acquisition costs                                                         202,387              187,551
Cost of business acquired                                                                 115,874              122,042
Amounts due from affiliates                                                                 8,057               11,557
Other assets                                                                               17,181               19,009
                                                                                   --------------       --------------
     Total assets                                                                  $    4,779,550        $   4,717,089
                                                                                   ==============       ==============

Liabilities and stockholder's equity
Policyholder account balances                                                      $    3,022,592       $    2,896,628
Reserves for future policy benefits                                                       827,345              821,629
Unearned policy revenues                                                                    4,818                5,082
Policy and contract claims                                                                 40,419               43,882
Other policyholder funds                                                                  149,364              161,722
Notes payable                                                                              87,713               94,686
Amounts payable to reinsurers                                                              19,126               26,603
Deferred income taxes                                                                     104,336              100,241
Due to brokers                                                                            135,068              192,288
Other liabilities                                                                          71,576               58,340
                                                                                   --------------       --------------
     Total liabilities                                                                  4,462,357            4,401,101

Stockholder's equity:
   Common stock ($1 par value; 30,000 shares authorized,
     10,000 shares issued and outstanding)                                                     10                   10
   Preferred stock, net of investment in parent company preferred stock                         -                    -
   Additional paid-in capital                                                              33,745               33,745
   Accumulated other comprehensive income                                                  45,731               48,151
   Retained earnings                                                                      237,707              234,082
                                                                                   --------------       --------------
     Total stockholder's equity                                                           317,193              315,988
                                                                                   --------------       --------------

Commitments and contingencies

     Total liabilities and stockholder's equity                                    $    4,779,550       $    4,717,089
                                                                                   ==============       ==============

                 See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share amounts - unaudited)

                                                                                            Three Months
                                                                                          Ended March 31,
                                                                                        2003            2002
                                                                                        ----            ----
Income
Premiums and policy revenues                                                       $    53,290     $    53,947
Net investment income                                                                   55,795          55,280
Net realized investment gains (losses)                                                  (2,134)            790
Other income                                                                             5,256           2,049
                                                                                   -----------     -----------
   Total income                                                                        112,207         112,066

Benefits and Expenses
Policyholder benefits:
   Death benefits                                                                       29,946          32,562
   Interest credited on policyholder funds                                              30,439          28,282
   Other policyholder benefits                                                           6,699           8,551
   Change in reserves for future policy benefits                                        (1,961)         (1,603)
Commissions                                                                              2,257           1,194
Amortization expense                                                                    14,366          15,165
Interest expense                                                                         2,031           2,325
Other operating expenses                                                                21,946          18,738
                                                                                   -----------     -----------
   Total benefits and expenses                                                         105,723         105,214
                                                                                   -----------     -----------

   Income before provision for income taxes                                              6,484           6,852

Provision for income taxes                                                               2,264           2,301
                                                                                   -----------     -----------

     Net income                                                                    $     4,220     $     4,551
                                                                                   ===========     ===========

Net income per common share                                                        $    422.00     $    455.10
                                                                                   ===========     ===========

                 See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                        ---------------
                                                                                  2003                    2002
                                                                                  ----                    ----

Cash flows from operating activities
Net income                                                                     $   4,220                $   4,551
                                                                               ---------                ---------

Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                   9,448                   15,815
   Deferred policy acquisition costs                                             (25,394)                 (14,310)
   Undistributed earnings of equity subsidiaries                                    (203)                    (422)
   Amortization of unrealized gains                                               (1,723)                    (972)
   (Increase) decrease in assets:
     Accrued investment income                                                    (1,536)                  (1,148)
     Amounts receivable from reinsurers                                           (7,872)                 (16,097)
     Other receivables                                                            (4,067)                  (2,235)
     Affiliate balances                                                            3,500                   (9,018)
     Other assets, net of amortization expense                                     1,297                     (782)
   Increase (decrease) in liabilities:
     Policyholder account balances                                               (14,140)                 (17,662)
     Reserves for future policy benefits and unearned policy revenues             10,890                      745
     Policy and contract claims                                                   (3,462)                  10,986
     Other policyholder funds                                                    (12,358)                   4,775
     Amounts payable to reinsurers                                                (7,477)                   5,103
     Provision for deferred income taxes                                           5,399                    6,137
     Federal income taxes payable                                                      7                      (15)
     Other liabilities                                                            13,229                    8,941
   Change in trading securities                                                  (19,043)                 (48,424)
   Net realized (gains) losses on investments sold                                 2,134                     (790)
   Amortization on bonds and mortgage loans                                          151                      612
   Other changes                                                                    (430)                    (214)
                                                                               ---------                ---------

     Total adjustments                                                           (51,650)                 (58,975)
                                                                               ---------                ---------

Net cash used by operating activities                                            (47,430)                 (54,424)
                                                                               ---------                ---------



                                                                    (Continued)



                 See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                           (In thousands - unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                2003                    2002
                                                                                ----                    ----
Cash flows from investing activities
   Purchases of fixed maturity investments                                    $  (269,152)            $  (108,726)
   Purchases of equity securities                                                    (497)                 (7,470)
   Purchases of other investments                                                  (2,129)                   (794)
   Mortgage loans originated                                                       (3,449)                 (5,583)
   Maturities or redemptions of fixed maturity investments                         33,383                  13,734
   Sales of fixed maturity available for sale investments                         111,100                  23,756
   Sales of fixed maturity held to maturity investments                                 -                   7,932
   Sales of equity securities                                                           2                   1,091
   Sales of other investments                                                       9,667                   3,056
   Repayments from mortgage loans                                                   9,034                   6,519
   Change in due to brokers                                                      (112,087)                 53,721
   Change in policy loans                                                           2,623                     963
                                                                              -----------             -----------
     Net cash used by investing activities                                       (221,505)                (11,801)
                                                                              -----------             -----------

Cash flows from financing activities
   Receipts credited to policyholder account balances                             191,271                  97,252
   Return of policyholder account balances                                        (51,167)                (57,169)
   Repayment of notes receivable                                                   (7,003)                      -
   Dividends paid                                                                    (595)                   (591)
                                                                              -----------             -----------
     Net cash provided by financing activities                                    132,506                  39,492
                                                                              -----------             -----------

Net decrease in cash and cash equivalents                                        (136,429)                (26,733)
                                                                              -----------             -----------

Cash and cash equivalents at beginning of period                                  225,785                  59,714
                                                                              -----------             -----------

Cash and cash equivalents at end of period                                    $    89,356             $    32,981
                                                                              ===========             ===========

                 See notes to consolidated financial statements

                       AMERICO LIFE, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2003 and 2002
              (In thousands, except per share amounts - unaudited)

     The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Americo Life, Inc. ("the Company") December 31, 2002 Form 10-K as filed with the Securities and Exchange Commission.

1.       Accounting Policies

     The unaudited consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 reflect all adjustments, consisting of normal recurring adjustments, that are necessary for a fair statement of financial position and results of operations on a basis consistent with accounting principles described fully in Note 1 of the Company's December 31, 2002 consolidated financial statements. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the expected results for the full year 2003, nor the results experienced for the year 2002.

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

Newly adopted accounting pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds prior Statements that required the classification of gains or losses from the extinguishment of debt as extraordinary. As a result, gains or losses from extinguishments of debt will only be classified as extraordinary if they meet existing accounting criteria. SFAS No. 145 also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13 "Accounting for Leases" to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As permitted by the adoption provisions of SFAS No. 145, we applied the guidance regarding the classification of gains from extinguishment of debt to the repurchase of some of our notes payable in December 2002. These gains were not determined to be extraordinary.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a grantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective immediately. The Company has not issued any guarantees that are currently outstanding.

     In January 2003, the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires companies that control another entity through interests other than voting interests to consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements of FIN 46 are effective immediately. The Company does not expect FIN 46 to have a material impact on its consolidated financial position or results of operations.

Recently issued accounting pronouncements

     In February 2003, the FASB's Derivatives Implementation Group issued SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments", or DIG Issue B36. DIG issue B36 applies to modified coinsurance and coinsurance with funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets or a total return debt index. Such arrangements in which funds are withheld by the ceding insurer cause the reinsurer to recognize a receivable from the ceding insurer as well as a liability representing reserves for the insurance coverage assumed under the reinsurance arrangements. The Company has reinsurance agreements under which it recognizes investment income based upon the return of a specified block of invested assets held by a reinsurer. DIG issue B36 considers the receivable from the reinsurer to contain an embedded derivative that must be bifurcated and accounted for separately under SFAS No.
133. DIG Issue B36 is effective for quarters beginning after September 15, 2003. Currently, the Company does not account for such reinsurance receivables as having an embedded derivative that would be bifurcated and accounted for separately. The Company will continue to evaluate the impacts of implementing DIG Issue B36; however, at this time, it is unable to estimate the effects on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. In addition, SFAS No. 149 amends certain other existing pronouncements to create more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. SFAS No. 149 does not change the accounting for any derivative instruments to which the Company is currently a party; therefore, adoption of this statement will not affect the Company's consolidated financial statements.

2.       Stockholder's Equity

     Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

                                                       2003              2002
                                                       ----              ----

Net income                                           $  4,220         $  4,551
Other comprehensive income (loss)                      (2,420)          (6,711)
                                                     --------         --------
Comprehensive income (loss)                          $  1,800         $ (2,160)
                                                     ========         ========

     Following are the components of net unrealized investment gains which comprise accumulated other comprehensive income:

                                                                                                    Three Months
                                                        March 31,            December 31,              Ended
                                                          2003                   2002              March 31, 2003
                                                          ----                   ----              --------------
Investment securities:
    Fixed maturities available for sale                $   109,007            $    99,881            $     9,126
    Fixed maturities reclassified from
available for sale to held to maturity                      16,712                 18,435                 (1,723)
    Equity securities                                        3,844                 11,941                 (8,097)
                                                       -----------            -----------            -----------
                                                           129,563                130,257                   (694)

Effect on other balance sheet accounts                     (60,348)               (57,319)                (3,029)
Deferred income taxes                                      (23,484)               (24,787)                 1,303
                                                       -----------            -----------            -----------
    Net unrealized investment gains                    $    45,731            $    48,151            $    (2,420)
                                                       ===========            ===========            ===========

     During both the three months ended March 31, 2003 and 2002, the Company paid cash dividends on its common stock to Financial Holding Corporation ("FHC") totaling $500.

     During the three months ended March 31, 2003, the Company paid dividends on its preferred stock of $1,681, consisting of $1,550 of additional shares of preferred stock and $131 of cash. During the three months ended March 31, 2003, the Company received dividends on FHC preferred stock of $1,585, consisting of $1,550 of additional shares of preferred stock and $35 of cash. During the three months ended March 31, 2002, the Company paid dividends on its preferred stock of $1,770, consisting of $1,000 of additional shares of preferred stock and $770 of cash. During the three months ended March 31, 2002, the Company received dividends on FHC preferred stock of $1,679, consisting of $1,000 of additional shares of preferred stock and $679 of cash. The Company has accounted for its investment in the FHC preferred stock as an offset to its own preferred stock in stockholder's equity. Dividends on the Company's preferred stock and the dividends receivable on the FHC preferred stock are both recorded directly to retained earnings.

3.       Notes Payable

     On January 31, 2003, one of the Company's subsidiaries purchased $7,000 of the Company's outstanding senior subordinated notes. The senior subordinated notes are presented on the consolidated balance sheet net of $15,500 and $8,500 of notes owned by its subsidiaries as of March 31, 2003 and December 31, 2002, respectively.

     On May 5, 2003, the Company issued senior notes (the "Senior Notes") with a par amount totaling $125,000 and an annual coupon rate of 7.875%. The Senior Notes were issued at a discount of $1,480 and have an effective interest rate of 8.05%. The Company incurred approximately $2,000 of expenses, including underwriting fees, to issue the Senior Notes.

     The Company has notified holders of the senior subordinated notes that the senior subordinated notes will be redeemed at par plus accrued interest on May 28, 2003, using proceeds from the issuance of the Senior Notes.

4.       Commitments and Contingencies

     On January 15, 2002, the United States District Court for the Northern District of Texas approved a class-wide settlement and dismissed with prejudice the claims of the class members in a certified class action in which Great Southern Life Insurance Company ("Great Southern") had been a defendant (In re Great Southern Life Insurance Company Sales Practices Litigation, United States District Court for the Northern District of Texas, MDL No 1214). The class consists of certain present and former policyholders who purchased interest-sensitive whole life and universal life insurance policies issued or acquired by Great Southern between January 1, 1982 and December 31, 1999. The Company has accounted for the terms of the settlement in its consolidated financial statements.

     Under the terms of the settlement, potential class members were given an opportunity to exclude themselves from the class by sending a written exclusion notice to the settlement administrator. Of those present and former policyholders who filed such notices, approximately 1,600 policyholders owning approximately 2,800 policies have notified Great Southern that they are represented by counsel. In early February 2002, Great Southern filed actions in 12 states against approximately 1,300 of these policyholders owning approximately 2,100 of these policies seeking, among other things, a declaration of nonliability. Pursuant to Great Southern's request, the Judicial Panel on Multidistrict Litigation has transferred the actions filed outside of Texas to the United States District Court for the Northern District of Texas for consolidated pretrial proceedings as part of MDL No. 1214 referenced above. In addition, several other policyholders who sent in exclusion notices have filed separate actions against Great Southern in several states asserting claims related to allegedly deceptive sales practices and seeking actual and punitive damages. Approximately nine such individual policyholder actions are pending at this time, five of which have been transferred or conditionally transferred to MDL No. 1214 for consolidated pretrial proceedings. Great Southern is unable to estimate the costs it might incur as a result of the exclusion notices or in the event the outcomes of these opt-out suits are adverse to it.

     On September 5, 2002, a purported class action lawsuit was filed against Great Southern and another entity, Ohio Life, that is not affiliated with the Company, in the First Judicial District Court of Santa Fe, New Mexico (Barr v. Great Southern Life Insurance Company, et al, Case No. D-0101-CV-2002-01927). The plaintiff, on behalf of herself and all current owners of individual insurance policies issued by Great Southern who paid premiums on a monthly, quarterly or semi-annual basis, alleges that Great Southern engaged in unfair, deceptive and illegal practices by allegedly failing to disclose the dollar amount and effective annual percentage rate of the extra cost associated with paying premiums on a modal, or installment, basis. The plaintiff has requested for herself and the putative class an award of damages, treble damages, punitive damages, attorneys' fees, interest, injunctive relief and declaratory relief. Great Southern initially removed the action to federal court; however, on January 27, 2003 the action was remanded back to state court. Great Southern has denied all allegations of wrongdoing and is defending itself vigorously.

     On November 18, 2002, Penn-Mont Benefit Services, Inc. ("Penn-Mont") entered a confessed judgment against Great Southern in the amount of $11.5 million in the Pennsylvania Court of Common Pleas, Philadelphia County. A confessed judgment is similar to a judgment entered by consent and can only be entered in court when an agreement contains an explicit provision allowing a party to present the agreement to the court as if the defaulting party had consented to the judgment against it. Penn-Mont entered the confessed judgment purportedly pursuant to terms in a confidentiality agreement between Penn-Mont and Great Southern, which, among other things, prohibits disclosure of confidential information. Penn-Mont alleges Great Southern disclosed confidential information and breached other provisions of the confidentiality agreement. Great Southern denies any breach of the confidentiality agreement, and has filed a petition with the Court to strike or open the judgment. The parties are presently awaiting a decision by the Court. Pending the Court's decision, the Court stayed enforcement of the judgment against Great Southern.

     Beginning in March 2000, California's Attorney General raised certain questions and concerns regarding our retained asset account program and, in October 2000, the California Attorney General's office notified us that it had opened an investigation of this program. Under this program, death benefits due to life insurance beneficiaries are retained by us in an account (referred to as an "FAA" or financial asset account) that is accessible in whole or in part by drafts drawn by the beneficiaries. Among other things, the California Attorney General expressed concern regarding disclosure issues underlying the program, the absence of settlement options presented to beneficiaries and the fact that the assets retained by us to pay out the death benefits under the program were not segregated in an individual insured bank account. Although we believe that our administration of the FAA program was lawful and in conformity with standard industry practice, we revised various aspects of the program and sought the input of the California Attorney General's Office in an attempt to address the questions and concerns it raised.

     Despite these revisions, the California Attorney General's Office advised us that it would consider resolving its concerns only if we made additional revisions to the program and stipulated to a judgment with injunctive provisions that would prohibit us from, among other things, maintaining the opt-out feature of the program. The Attorney General's Office also indicated that it would pursue an unspecified monetary civil penalty against us. Accordingly, although we were not required to do so, we decided to terminate our FAA program in California effective as of January 31, 2003, because we believed compliance with the suggested injunctive provisions would have made the program impractical. Substantially all of our FAA program accounts with California addresses have now been closed and funds due to beneficiaries have been paid along with applicable interest accrued. We notified the California Attorney General on March 6, 2003 of our decision to terminate our FAA program in California. The Attorney General's Office has not yet responded to our notification and we do not know whether or to what extent the California Attorney General will pursue its request for a stipulated judgment and a civil penalty. To date, no formal proceeding has been instituted against us in connection with this investigation.

     The Company and its subsidiaries are also named as defendants in other pending actions, including purported class actions filed against Great Southern and Ohio State Life Insurance Company asserting claims related to sales practices and premiums charged in connection with certain life insurance products and sales practices in connection with annuity products. Plaintiffs in these actions generally are seeking indeterminate amounts, including punitive and treble damages, and such amounts could be large. There can be no assurance that any one or more of these matters, if adversely determined, will not exceed amounts provided for in the Company's consolidated financial statements or will not have a material adverse effect on the financial condition of the Company.

5.       Segment Information

     The table below presents information about the reported revenues and income before provision for income taxes and cumulative effect of a change in accounting principle for the Company's reportable segments as defined in the Company's December 31, 2002 consolidated financial statements. Asset information by segment is not reported, because the Company does not produce such information internally.

                                                             Asset
                                     Life Insurance       Accumulation          Corporate           Consolidated
                                       Operations          Operations             Items                Totals
                                       ----------          ----------             -----                ------
                                                             Three Months Ended March 31,
                                    --------------------------------------------------------------------------------
                                      2003     2002      2003      2002      2003       2002       2003      2002
                                      ----     ----      ----      ----      ----       ----       ----      ----

Revenues                             $90,668   $92,864  $20,441   $17,523    $1,098     $1,679   $112,207  $112,066
Income (loss) before income taxes     12,384    10,052    1,843     2,502    (7,743)    (5,702)     6,484     6,852

     Significant corporate items shown in the above table which are not allocated to specific segments include interest expense on notes payable, net investment income generated by invested assets not supporting life insurance or annuity liabilities, operating expenses not associated with the servicing of life insurance policies and annuity contracts and net realized investment gains and losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion analyzes significant items affecting the results of operations and the financial condition of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "intend", "potential", "continue", or with the negative of these terms or other comparable terminology. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and surrenders of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. Factors that may cause results or developments to differ materially from the forward-looking statements include, but are not limited to the following:

     o market, political and legal conditions, including the performance of financial markets and interest rate fluctuations;

     o volatility in the securities markets and investment losses and defaults;

     o    re-estimates of our policy and contract liabilities;

     o    changes in our financial strength or credit ratings;

     o the impact of changing regulation, accounting practices or legislation, including federal income tax law; and

     o the quality and price of similar or comparable products offered by our competitors.

Although the Company believes that the expectations reflected in its forward looking statements are reasonable, it cannot guarantee its future results, performance or achievements. The Company disclaims any obligation to update or revise forward-looking information, whether as a result of new information, future events or otherwise.

     This discussion should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. Unless the context otherwise requires, the term "Company" as used herein refers to Americo Life, Inc. and its consolidated subsidiaries, and the term "Americo" refers to only Americo Life, Inc.

Critical Accounting Policies

     Reference is made to the Company's Form 10-K for the year ended December 31, 2002 for a discussion of the Company's critical accounting policies and the use of certain judgments and estimates in the preparation of the Company's consolidated financial statements. There were no changes in estimates during the three months ended March 31, 2003 which had a significant impact on the Company's reported results of operations or financial condition.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Income before income taxes for the three months ended March 31, 2003 was $6.5 million compared to $6.9 million for the three months ended March 31, 2002. The primary reasons for the decrease in profits in 2003 compared to 2002 were
(i) net realized investment losses of $2.1 million in 2002 versus net realized investment gains of $0.8 million in 2001, (ii) a $3.2 million increase in operating expenses, primarily associated with litigation costs and (iii) a $2.2 million increase in interest credited on policyholder funds. These decreases to profits in 2003 were partially offset by (i) a $3.2 million increase in other income, primarily associated with a favorable arbitration ruling and (ii) a $2.6 million decrease in death benefits.

     Premiums and policy revenues. Premiums and policy revenues decreased $0.6 million, or 0.1%, to $53.3 million for the three months ended March 31, 2003 from $53.9 million for the three months ended March 31, 2002. Policy revenues from interest-sensitive life and annuity products decreased $1.3 million from 2002 to 2003, primarily as a result of lower surrender charges in 2003. Premiums from traditional life insurance business increased $0.7 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. A $1.1 million increase in premiums from the Company's traditional life insurance business was partially offset by a $0.4 million decrease in premiums from preneed whole life insurance products.

     The Company made the decision in the first quarter of 2003 to discontinue selling its preneed whole life insurance products. This decision will have the effect of reducing premiums in 2003 as compared to 2002. However, policyholder benefits associated with these products will experience a similar decline. As a result, we believe our decision to discontinue these sales will not have a material impact on our future results of operations.

     Net investment income. Net investment income increased $0.5 million, or 0.1%, to $55.8 million for the three months ended March 31, 2003 compared to $55.3 million for the three months ended March 31, 2002. Net investment income for the three months ended March 31, 2003 and 2002 was comprised of the following (in millions):

                                                       2003                    2002
                                                       ----                    ----

Fixed maturity securities                           $    39.4                $    37.1
Mortgage loans                                            5.6                      5.4
Policy loans                                              2.6                      2.7
Reinsurance funds held by reinsurer                      10.8                     12.1
Derivatives                                              (2.8)                    (2.6)
Other, net of investment expenses                         0.2                      0.6
                                                    ---------                ---------
     Net investment income                          $    55.8                $    55.3
                                                    =========                =========

     Investment income from fixed maturity securities increased $2.3 million in 2003 as compared to 2002 because the Company owned more invested assets in 2003 as compared to 2002, as a result of the overall growth in our business. Partially offsetting the increase in investment income from fixed maturity securities was a $1.3 million decrease in 2003 in investment income earned on reinsurance funds held by reinsurer, due to a decrease in the amount of funds held by reinsurer in 2003. The decrease in reinsurance funds held by reinsurer in 2003 was consistent with the decrease in policy liabilities related to these reinsurance funds.

     The changes in the fair values of call options and futures contracts owned by the Company are recorded as a component of investment income. Declines in the fair value of the Company's call options and futures contracts were $2.8 million and $2.6 million during the three months ended March 31, 2003 and 2002, respectively. The decreases in the fair value of these call options and futures contracts were offset by declines of $3.7 million in 2003 and $2.1 million in 2002 in the fair value of the embedded derivative component of the Company's equity-indexed annuity liabilities, which is recorded as a component of policyholder benefits.

     Net realized investment losses. Net realized investment losses increased $2.9 million, to a loss of $2.1 million for the three months ended March 31, 2003 from a gain of $0.8 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company realized $4.6 million of losses on fixed maturity security securities and $0.2 million of losses on other invested assets. Included in the losses on fixed maturity securities in 2003 were $2.2 million of write-downs due to other than temporary impairments. The realized investment losses in 2003 were partially offset by a $2.7 million gain on the sale of real estate. During the three months ended March 31, 2002, the Company realized $0.8 million of gains from sales of fixed maturity securities.

     Other income. Other income was $5.3 million for the three months ended March 31, 2003 compared to $2.0 million for the three months ended March 31, 2002. The increase in other income in 2003 resulted from $3.5 million of income as a result of an award from an arbitration proceeding in the first quarter of 2003 involving the sharing of defense and settlement costs of a class action in which the Company had been a co-defendant.

     Policyholder benefits. Policyholder benefits decreased $2.7 million, or 4.0%, to $65.1 million for the three months ended March 31, 2003 from $67.8 million for the three months ended March 31, 2002. The primary reasons for the decrease in policyholder benefits in 2003 was a $2.6 million decrease in death benefits and a $1.6 million larger decrease in 2003 in the fair value of the embedded derivative component of our equity-indexed annuity liabilities. As discussed above, a decrease in the fair value of the embedded derivative component is recorded as a reduction to policyholder benefits. The fair values of the embedded derivative component decreased $3.7 million in 2003 and $2.1 million in 2002. These decreases to policyholder benefits in 2003 were partially offset by a $2.2 million increase in interest credited on policyholder funds due to the overall growth of our universal life-type policies and annuity policyholder funds.

     Amortization expense. Amortization expense decreased $0.8 million, or 5.3%, to $14.4 million for the three months ended March 31, 2003 from $15.2 million for the three months ended March 31, 2002. The primary reason for the decrease in amortization expense in 2003 was a $1.5 million decrease in amortization expense resulting from realized losses in 2003 on fixed maturity securities supporting our universal life-type liabilities. This decrease in amortization expense in 2003 was partially offset by increased amortization of deferred policy acquisition costs related to our annuity liabilities, primarily due to the overall growth of these liabilities from 2002 to 2003.

     Other operating expenses. Other operating expenses increased $3.2 million, or 17.1%, to $22.0 million for the three months ended March 31, 2003 from $18.7 million for the three months ended March 31, 2002. The increase in other operating expenses in 2003 resulted from the recording of $3.5 million of losses associated with litigation settlements.

Segment Results

     Our business consists of two operating segments: life insurance operations and asset accumulation operations. Our life insurance operations segment is composed of life insurance policies or annuity contracts that we have acquired or that were sold directly by one of our life insurance subsidiaries, other than those sold in our asset accumulation operations segment. Our asset accumulation operations segment is composed of annuity and life insurance products that we sell to either public school teachers and administrators or to the senior market.

     Revenues and income before provision for income taxes for the Company's operating segments, as defined by Statement of Financial Accounting Standard No. 131, "Financial Reporting for Segments of a Business Enterprise", are summarized as follows (in millions):


                           Life Insurance      Asset Accumulation          Corporate            Consolidated
                             Operations            Operations                Items                 Totals
                             ----------            ----------                -----                 ------

                                                      Three Months Ended March 31,
                        ------------------------------------------------------------------------------------------

                           2003      2002        2003       2002        2003       2002        2003       2002
                           ----      ----        ----       ----        ----       ----        ----       ----

Revenues                   $90.7     $92.9       $20.4      $17.5        $1.1       $1.7       $112.2     $112.1
Income before income
  taxes                     12.4      10.1         1.8        2.5        (7.7)      (5.7)         6.5        6.9

     Life insurance operations. Income before income taxes in our life insurance operations segment increased $2.3 million, or 22.8%, to $12.4 million for the three months ended March 31, 2003 from $10.1 million for the three months ended March 31, 2002. The primary reasons for the increase in profits in 2003 were a $2.4 million decrease in death benefits and a $2.3 million decrease in amortization expense. The decrease in amortization expense includes a $1.5 million decrease resulting from realized losses on fixed maturity securities supporting our universal life-type liabilities. This increase in profits occurred notwithstanding a $2.2 million decrease in net investment income, primarily resulting from the overall decrease in the policy liabilities and related invested assets associated with this segment.

     Asset accumulation operations. Income before income taxes in our asset accumulation operations segment decreased $0.7 million, or 28%, to $1.8 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. The decrease in profits in 2003 is primarily due to a $1.6 million increase in amortization expense in 2003, which resulted from the overall increase in the policy liabilities and deferred policy acquisition costs associated with this segment.

     Corporate items. The difference between the segment revenues and income before income taxes shown above and the consolidated financial statements result from items not allocated to specific segments. Significant corporate items shown in the above table which are not allocated to specific segments include interest expense on notes payable, the portion of net investment income generated by invested assets not supporting life insurance or annuity liabilities, the portion of operating expenses not associated with the servicing of life insurance policies and annuity contracts and net realized investment gains and losses.

     Revenues from corporate items were $1.1 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in revenues in 2003 primarily from realized investment losses of $2.1 million in 2003 compared to realized investment gains of $0.8 million in 2002 and a decrease in investment income generated by corporate invested assets. These decreased revenues in 2003 were partially offset by a $3.5 million gain from an arbitration award granted to the Company in the first quarter of 2003, which is included in other income.

     The loss before income taxes from reconciling items increased $2.0 million, or 35%, to $7.7 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002. The increase in the loss in 2003 compared to 2002 primarily resulted from the realized investment gains and losses discussed in the preceding paragraph and increased other operating expenses associated with litigation costs in 2003, partially offset by the arbitration award discussed above.

Financial Condition and Liquidity

     The changes occurring in the Company's consolidated balance sheet from December 31, 2002 to March 31, 2003 primarily reflect the normal operations of the Company's life insurance subsidiaries.

     The quality of the Company's investment in fixed maturity investments at March 31, 2003 remained consistent with the quality at December 31, 2002. Non-investment grade securities totaled approximately 5.7% of the Company's total fixed maturity investments at March 31, 2003. The Company has not made any significant changes to its investment philosophy during 2003.

     The Company's net unrealized investment gains decreased $2.4 million during the first three months of 2003. The components of the change during the three months ended March 31, 2003 were as follows (in millions):

     Investment securities:
         Fixed maturities available for sale              $   9.1
         Fixed maturities reclassified from
     available for sale to held to maturity                  (1.7)
         Equity securities                                   (8.1)
                                                          -------
                                                             (0.7)

     Effect on other balance sheet accounts                  (3.0)
     Deferred income taxes                                    1.3
                                                          -------
         Net unrealized investment losses                 $  (2.4)
                                                          =======

     On January 31, 2003, one of Americo's subsidiaries purchased $7.0 million of Americo's outstanding senior subordinated notes. The senior subordinated notes are presented on the consolidated balance sheet net of $15.5 million and $8.5 million of notes owned by its subsidiaries as of March 31, 2003 and December 31, 2002, respectively.

     On May 5, 2003, Americo issued senior notes (the "Senior Notes") with a par amount totaling $125.0 million and an annual coupon rate of 7.875%. The Senior Notes were issued at a discount of $1.5 million and have an effective interest rate of 8.05%. Americo incurred approximately $2.0 million of expenses, including underwriting fees, to issue the Senior Notes.

     Americo has notified holders of the senior subordinated notes that the senior subordinated notes will be redeemed at par plus accrued interest on May 28, 2003.

     Americo receives principal and interest payments on surplus debentures from United Fidelity Life Insurance Company ("United Fidelity") as one of its primary sources of liquidity. United Fidelity currently makes surplus debenture principal and interest payments to Americo based upon payment schedules that have been approved by the Texas Department of Insurance. The terms of the surplus debentures were designed to correspond with payments on Americo's senior subordinated notes. Accordingly, upon repayment of the senior subordinated notes, the Company will seek approval of the Texas Department of Insurance to amend the current payment schedules of the surplus debentures to extend their maturity dates to more closely correspond to the payment schedule of the Senior Notes.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002, included in the Company's Form 10-K for the year ended December 31, 2002. During the three months ended March 31, 2003, changes in the interest rate environment did not adversely affect the Company's economic position. These rate changes do not materially affect disclosures included in the Company's December 31, 2002 Form 10-K regarding the Company's exposure to market risk.

ITEM 4.      CONTROLS AND PROCEDURES

     The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 2.      LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 regarding certain legal proceedings to which the Company and its subsidiaries are parties.

     Included among the matters reported in the Company's Form 10-K for the year ended December 31, 2003, was an investigation started in October 2000 by the California Attorney General into our retained asset account program. Under this program, death benefits due to life insurance beneficiaries are retained by us in an account (referred to as an "FAA" or financial access account) that is accessible in whole or in part by drafts drawn by the beneficiaries. Although we believe that our administration of the FAA program was lawful and in conformity with standard industry practice, we revised various aspects of the program and sought the input of the California Attorney General's Office in an attempt to address the questions and concerns it raised.

     Despite these revisions, the California Attorney General's Office advised us that it would consider resolving its concerns only if we made additional revisions to the program and stipulated to a judgment with injunctive provisions that would prohibit us from, among other things, maintaining the opt-out feature of the program. The Attorney General's Office also indicated that it would pursue an unspecified monetary civil penalty against us. Accordingly, although we were not required to do so, we decided to terminate our FAA program in California effective as of January 31, 2003, because we believed compliance with the suggested injunctive provisions would have made the program impractical. Substantially all of our FAA program accounts with California addresses have now been closed and funds due to beneficiaries have been paid along with applicable interest accrued. We notified the California Attorney General on March 6, 2003 of our decision to terminate our FAA program in California. The Attorney General's Office has not yet responded to our notification and we do not know whether or to what extent the California Attorney General will pursue its request for a stipulated judgment and a civil penalty. To date, no formal proceeding has been instituted against us in connection with this investigation.

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

------------------------------- ----------------------------------------------

(b)      Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 2003.

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


Date:  May 14, 2003

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

Date: May 14, 2003



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

Date: May 14, 2003



                                  /s/ Mark K. Fallon
                                  --------------------------------------------
                                  Mark K. Fallon
                                  Senior Vice President and
                                  Chief Financial Officer